Form 10-K
period 2022-12-31
Renren Inc.
filed 2023-03-31
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to                .

Commission File Number: 001-35147

Renren Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

45 West Buchanan Street,

Phoenix, Arizona, 85003

(Address of principal executive offices, including zip code)

(833) 258-7482

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American depositary shares, each representing 45 Class A ordinary shares	RENN	The New York Stock Exchange
Class A ordinary shares, par value $0.001 per share*	RENN	The New York Stock Exchange

*Not for trading, but only in connection with the listing on The New York Stock Exchange of American depositary shares.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2022, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of the registrant’s American depositary shares on the New York Stock Exchange on June 30, 2022) was approximately $229 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company, or unless they hold 10% or more of our outstanding ordinary shares. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater shareholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 24, 2023, the registrant had 859,903,002 Class A ordinary shares and 305,338,450 Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to registrant’s 2023 annual general meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Renren Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2022

i

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events, financial or operating performance. Forward-looking statements often include words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, risks, or intentions. Forward-looking statements include, among other things, statements regarding:

●	future financial performance including statements about our revenue, cost of sales, gross margins, operating expenses, and business strategies;
●	predictions regarding the size and growth potential of the markets for our products or our ability to serve those markets;
●	ability to retain our customer base, grow the average subscription revenue per customer, or sell additional products and services to the customer base;
●	ability to expand our sales organization or research and development activities to address effectively existing and serve new markets we intend to target;
●	anticipate and address the technological or service needs of our customers, to release upgrades to our existing software platforms, and to develop new and enhanced applications to meet the needs of our customers;
●	likelihood of macro-economic events that may impact the ability to operate within certain markets or disrupt the flow of products and services such as pandemics, wars, and deterioration of relations between sovereign entities;
●	future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries, particularly those in which we operate and sell products, including China;
●	regulatory changes, business relationships and operating risks that impact our ability to compete within the industries we serve;
●	anticipated investments, including in sales and marketing, research and development, customer service and support, data center infrastructure, and our expectations relating to such investments;
●	ability to attract, hire, and retain talent including sales, software development, or management personnel to expand operations;
●	accuracy of our estimates regarding expenses, future revenues, gross margins, and needs for additional financing;
●	ability to obtain funding for our operations;
●	ability to integrate and grow acquired businesses and achieve anticipated results from strategic partnerships;
●	anticipated effect on the business of litigation to which we are or may become a party; and
●	effectiveness of lead generation, branding, and other demand generation strategies to reach our customers and sustain growth.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 1 “Business;” Part I, Item 1A “Risk Factors;” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed in Part I, Item 1A “Risk Factors” of this report and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, (i) “Renren,” “the company,” “we,” “us,” “our,” and similar terms include Renren Inc. and its subsidiaries and, in the context of describing our consolidated financial information, also include the VIE and its subsidiaries, unless the context indicates otherwise; (ii) “ADSs” refers to American depositary shares, each of which represents 45 of our Class A ordinary shares, par value $0.001 per share; (iii) “Chime” refers to Chime Technologies, Inc., our majority-owned subsidiary incorporated in the State of Delaware; (iv) “PRC” and “China” refers to the People’s Republic of China, excluding, for purposes of this Annual Report only, Hong Kong, Macau, and Taiwan; (v) “Qianxiang Shiji” refers to Qianxiang Shiji Technology Development (Beijing) Co., Ltd., our wholly owned subsidiary incorporated in China; (vi) “Qianxiang Tiancheng” and “VIE” refers to Beijing Qianxiang Tiancheng Technology Development Co., Ltd., a company incorporated in China; (vii) “Shares” and “ordinary shares” refer to our Class A ordinary shares and Class B ordinary shares, par value $0.001 per share; (viii) “Trucker Path” refers to Trucker Path, Inc., our majority-owned subsidiary incorporated in the State of Delaware; and (ix) all dollar amounts refer to United States (U.S.) dollars unless otherwise indicated.

Our financial statements are expressed in U.S. dollars, which is our reporting currency. Certain yuan (RMB or renminbi) figures in this Annual Report are translated into U.S. dollars solely for the reader’s convenience. Unless otherwise noted, all convenience translations from yuan to U.S. dollars in this Annual Report were made at a rate of RMB 6.8983 to $1.00, the exchange rate in effect as of December 31, 2022 as set forth in the H.10 statistical release of the Federal Reserve Board. We make no representation that any yuan or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or yuan, as the case may be, at any particular rate, at the rate stated above, or at all.

PART I

ITEM 1. BUSINESS

Overview

We currently operate two U.S. software-as-a-service, or SaaS, businesses, Chime and Trucker Path. Our businesses help companies, small business owners, and sole proprietors streamline their operations, reach more customers, and close business transactions using our SaaS products and services.

We launched our SaaS businesses in the United States in August 2016 with Chime, an all-in-one real estate solution provider. In August 2022, we acquired Rentancy, LTD., a U.K based provider of bookkeeping and operations management solutions to property managers and landlords. In December 2017, we acquired Trucker Path, Inc., a transportation network company specializing in online and mobile services for the trucking industry in the United States.

We began our operations in China in 2002 and incorporated our current holding company Renren Inc., in February 2006 in the Cayman Islands under our prior name, Oak Pacific Interactive. Through a corporate restructuring in March 2006, Oak Pacific Interactive became the holding company. In December 2010, we changed our corporate name from Oak Pacific Interactive to Renren Inc. In May 2011, we completed our initial public offering and the ADSs representing our Class A ordinary shares began trading on the New York Stock Exchange under the symbol “RENN.” Since our initial public offering, we acquired and/or disposed of a number of businesses, including an online video sharing website, group-buying services business, consumer financing, online gaming, mobile live streaming and used automobile.

With the acquisition of our SaaS businesses and then the completion of the Kaixin deconsolidation in June 2021, we have completed a transition of our global business to the United States and North America. Effective January 1, 2023, we also transitioned from a foreign private issuer to a domestic issuer. Commencing fiscal year 2021, we officially moved our global headquarters from Beijing, China to Phoenix, Arizona, where most of our executive and senior management now resides. Our SaaS businesses, whose sales are almost exclusively to customers within the United States, generate the majority of our revenue. A significant portion of our research and development team resides in China, with engineers also employed in the Philippines, United States, Pakistan, and Eastern Europe. Our

sales and marketing and customer service operations, focused on acquiring and servicing North American customers, are located in the United States and the Philippines.

For a full discussion of the history and development of our business, please refer to Items 4A and 4B of our Annual Report on Form 20-F for the fiscal year ended December 31, 2021 filed with the SEC on May 2, 2022.

Our Strengths

We believe that our success and growth strategy benefit from the following key strengths:

●	Comprehensive product features and solutions: We have designed SaaS products that cover a broad customer requirement spectrum, are easy to use, and that we are continually enhancing in response to the needs of our customers. We believe our SaaS products provide features that customers use in operating their businesses every day and that our products’ features and functionality compare favorably with competitive offerings on the market.
●	Lean-startup and product-led growth company culture: We believe that our company culture and management systems focus managers and operating personnel on achieving growth efficiently. In addition to monitoring top line growth, we closely monitor operating performance, cash sources and uses, and key operating measures including customer acquisition cost, operating margins, and efficiency. Our product-led growth mindset drives us to iterate quickly and use customer acquisition cost and product adoption trends to direct investment and adjust priorities rapidly. We believe our culture enables continuous improvement and innovation with cost efficiency and instills managerial disciplines to allocate resources wisely.
●	Large and Growing Customer Installs: Our SaaS businesses serve a large base of active users and subscribers. We believe our active users and subscribers provide us the opportunity to offer additional paid products and services to paid subscribers and convert active users to paying users. SaaS active users, especially engaged users, also provide for growing Network effects which drive increased brand awareness, product usage, ecosystem and partner networks, and referrals from existing users.

Our Strategy

Our goal is to identify, acquire, operate, and grow SaaS businesses, including outside the United States where opportunities exist, in market segments with high prospects for growth. We seek to invest in or acquire SaaS businesses in industries we expect to benefit from SaaS, including, but not limited to, business process automation, sales cycle time reduction, improved customer reach and engagement, and enabling network effects that connect industry participants so they may expand their networks and transact business more efficiently. Although we intend to operate and grow our SaaS businesses, we will divest of such businesses in part or in full when we believe it is in the best interest of the Company and its stakeholders. The key elements of our strategy:

●	Grow our customer base: The markets for our SaaS Services are large and fragmented with the workforce we serve comprised of owner operators and real estate agents. Our SaaS offerings provide solutions that allow us to reach individual operators and agents using inbound marketing, customer service, and referrals from active users of our products. Our services also provide features and functionality to service fleets and real estate brokerages which we intend to grow through our traditional channels and the use of traditional field sales.
●	Increase revenue from existing customers: We will continue to direct our leveraged development operations to invest in features and functionalities that allow us to develop new features and services that our customers’ will purchase and use to expand their reach and make their work easier. This will include making investments to better serve enterprise and mid-market accounts and to improve and simplify the work our customers perform, using legacy processes, with our SaaS services or through offerings from partners in our ecosystem.
●	Pursue partnerships and acquisitions: We plan to selectively pursue partnerships and acquire complementary businesses that expand our addressable market, add technologies and teams that allow us to enhance our platforms, accelerate the pace of innovation, or allow us to resell and offer services and products that our active users and subscribers would buy through our platforms.

Chime

We started our SaaS business with the launch of Chime, an all-in-one CRM and sales acceleration platform, in August 2016. Chime is a comprehensive SaaS platform designed to help real estate professionals close more deals faster. The platform combines IDX websites, lead generation, marketing automation, advanced lead management, and powerful AI to cost-effectively capture and convert leads into new business. Our subscribing real estate professionals use Chime to launch and oversee marketing campaigns, track leads, build customer relationships, manage websites, and seamlessly communicate with teams and associates across the entire real estate customer lifecycle using multiple devices. In August 2022, we acquired Rentancy, LTD. A UK based property management operations SaaS product and services company. The acquisition of Rentancy marks the extension of our platform and initial entry into serving the property management market with SaaS products and services.

Chime allows users to import lead and contact information of potential buyers and sellers from third-party platforms onto the Chime platform. Chime can automatically categorize potential real estate transactions based on type, zip code, budget, source, and other features. Chime allows individual real estate professionals, real estate teams, or brokerages to display and market properties and services, to source and engage with potential buyers and sellers, to distribute potential deals among team members, monitor deal progress, and monitor key performance indicators to evaluate the efficiency and performance of their real estate sales activities. Chime users may leverage artificial intelligence to auto-respond to inquiries from potential buyers and sellers with customized scripted responses. Chime enables real estate professionals to keep in touch with clients by text, phone calls, and emails. Chime provides IDX to real estate professionals to help them design customized websites. Chime also allows users to download property data from multiple property listing databases and displays those properties on their websites. Chime users also have the ability to publish comparative market analyses and similar reports for their clients. Utilizing Chime’s advertising services, real estate professionals can place advertisements on third-party websites and platforms to generate leads and demand for listings. Chime also offers mailed print advertising services to its clients.

Trucker Path

In December 2017, we acquired 100% of Trucker Path, Inc., a transportation network company specializing in online and mobile services for the trucking industry in North America. Its core product is the Trucker Path application, a trip planning companion for truck drivers, which enables a large community of truck drivers to assist each other in updating the real-time status of relevant points-of-interest along their route, plan trips, and use navigational assistance, including turn-by-turn assistance, to their destinations, including detailed directions within shipping and receiving docks. Trucker Path helps truck drivers find truck stops, parking, weigh stations, truck washes, restaurants, hotels, rest areas, and more. Real-time information, such as availability of parking or the cost of fuel, is provided for these points-of-interest. Over 370,000 businesses are listed as points-of-interest on Trucker Path, for which truck drivers can add their own ratings and reviews. Trucker Path’s companion app known as TruckLoads brings truck drivers, freight brokers, and shippers together onto a single digital freight exchange. Truck drivers can search for loads and customize their search criteria by geography, trailer type, pickup date and destination, among other things. They can also set up push notifications for loads in their area or loads that fit their most recent search criteria. Truck drivers can combine TruckLoads with Trucker Path to source loads, plan routes that maximize the amount of time they spend carrying loads, and reach their destination more safely and efficiently by avoiding obstacles such as clearance, hazmat, weight limit and no truck zone restrictions. Brokers and shippers can find carriers for their loads, complete contracts, and track their loads while in transit from pickup to delivery. Trucker Path serves SMB truck fleets with its enterprise Transportation Management System offering called Trucker Path COMMAND, which combines the core driver app with an operator portal to enable fleet managers to organize and dispatch drivers, communicate throughout the organization, track job progress and manage their business through a single unified portal. Trucker Path also offers its community an in-app Marketplace of discounted products and services drivers and small trucking companies need including fuel discounts, tax and accounting services, medical and life insurance, and more. We also sell in-app point-of-interest and banner advertising to businesses that market and sell their products and services to Trucker Path users. The Trucker Path platform has over 800,000 active users and 90,000 paid subscriptions.

Technology

Chime has an engineering team of 148 members, including front-end and back-end developers, mobile developers, product managers and Quality Assurance personnel. We are actively releasing product updates every month based on user feedback and our team’s analysis.

Trucker Path has an engineering team of 167 members, including mobile developers, front end/back end engineers, product managers and Quality Assurance personnel. We actively release product updates on all of our products, namely Trucker Path, TruckLoads, and Trucker Path Command.

Intellectual Property

Our intellectual property includes trademarks related to our brands and services, copyrights in software, patents and other intellectual property rights and licenses. We seek to protect our intellectual property assets and brand through a combination of monitoring and enforcement of trademark, patent, copyright and trade secret protection laws in the United States and other jurisdictions, as well as through confidentiality agreements and procedures.

Sales and Marketing

We have built our brands through a multitude of avenues, including:

●	industry trade shows;
●	online digital marketing;
●	publicity of major milestones and achievements;
●	collaboration with relevant partners; and
●	email marketing on opted-in subscribers to our product updates and industry news.

Like most SaaS companies, the majority of Chime’s sales are from leads derived from online digital marketing and closed by our internal sales teams. When sales inquiries come in from the marketing channels mentioned above, our sales team books a demo with a potential customer, completes the demo, and tries to close the deal. During 2021, we released the Enterprise version of its product and expanded our sales team to convert enterprise customers. Enterprise customers, due to the number of seats they require, the large fees, long contract durations, and unique requirements typically require more interaction between Chime sales professionals and the customer, multiple touches, and a longer sales cycle than Chime’s traditional SMB customer-base.

The main marketing channels for Trucker Path include online digital marketing, as well as publicity of our product milestones and industry research on various media outlets. We employ an inside sales team, located in the Philippines and the United States, to sell our Trucker Path Command products, onboard customers, provide customer support, and convert users of our products to paid subscribers. We offer our Command product as well as offerings that bundle our Driver, TruckLoads, and Command applications to Fleets that operate multiple trucks. These multi-truck and Enterprise accounts require more touches and a longer sales cycle than Trucker Path’s traditional owner operator customer-base.

Key Agreements

Not applicable.

Competition

For Chime, we compete with various Real Estate CRM vendors as well as a few integrated marketing-centric platforms. We also compete with other CRMs, Salesforce partners, and companies who offer digital marketing solutions for realtors, as well as direct mail service vendors. As we enter the Property Management market, we expect to increasingly compete with vendors that provide software and services to property managers and landlords.

Trucker Path mainly competes with other map service providers for professional truckers, small fleet navigation and trip optimization service providers, and other digital load boards. We also compete with other companies that sell advertising on behalf of businesses that serve the needs of truckers.

Government Regulation

We are subject to numerous United States (U.S.) federal, state, and foreign laws and regulations covering a wide variety of subject matters. Like other companies in the technology industry, we face scrutiny from both U.S. and foreign governments with respect to our compliance with laws and regulations. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by the courts, remain uncertain.

Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, make our products and services less useful, limit our ability to pursue certain business models, cause us to change our business practices, affect our competitive position relative to our peers, and/or otherwise have an adverse effect on our business, reputation, financial condition, and operating results.

For additional information about government regulation applicable to our business, see “Item 1A. Risk Factors.”

Seasonality

The sales performance of Chime has a small correlation with seasonality, but it mostly fluctuates with the macro cycle of the real estate market. For Trucker Path, seasonality has a more obvious impact. Our sales are mainly driven by active users, primarily long-haul truck drivers. Usually during winter months, when the U.S. and Canada experience more extreme weather, and long holidays, such as Thanksgiving, Christmas and New Year, transportation demands decrease, and typically increase again with the return of Spring.

Employees and human capital resources

As of December 31, 2022, we had 601 full-time employees. Of these full-time employees, 323 employees are engaged in research and development activities, 212 are engaged in sales and marketing, and 66 are engaged in management and administration. As of December 31, 2022, we had 124 employees in the United States, 292 employees in China, 146 employees in the Philippines, and 39 employees in other countries. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

We operate in a highly competitive environment for human capital, particularly as we seek to attract and retain talent with solid experience in the SaaS sectors. We believe that we offer our employees competitive compensation packages and a dynamic work environment that encourages initiative and is based on merit. As a result, we have generally been able to attract and retain qualified personnel and maintain a stable core management team. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. To help promote alignment between our employees and our shareholders, all employees are currently eligible to participate in our equity incentive plans through the receipt of new hire and annual equity grants. We believe that in addition to incentivizing growth that leads to shareholder value, broad eligibility for our equity incentive plans helps promote employee retention.

Available Information

Our investor relations website is located at ir.renren-inc.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these documents, are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of the reports that we file or furnish with the SEC. Further, corporate governance information, including our board committee charters, and code of conduct, is also available on our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in the ADSs involves a high degree of risk. You should carefully consider the risks and uncertainties described below, in addition to the other information set forth in this annual report on Form 10-K, including the consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K, before purchasing the ADSs. If any of the following risks actually occur, our business, financial condition, cash flows and results of operations could be negatively impacted. In that case, the trading price of the ADSs would likely decline and you might lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Principal Risk Factors

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

Risks Related to Our Business and Industry

●	We have a history of losses from operations and negative cash flows from operating activities, which may continue in the future.
●	Our business growth is dependent upon customer renewals, the addition of new customers, increased revenue from existing customers, and the continued growth of the market for our SaaS businesses. Our revenue and operating results may suffer if we fail to achieve these goals.
●	Our subscription renewal rates may decrease, and any decrease could harm our future revenue and operating results.
●	We face significant competition from both established and new companies offering SaaS products and other related applications similar to those we offer, as well as internally developed software, which may harm our ability to add new customers, retain existing customers, and grow our business.
●	Our SaaS products serve cyclical market segments that are often adversely impacted by economic downturns and changes in economic conditions. Such changes may impact our growth, paid subscriptions, and profitability particularly if we fail to anticipate and respond to such changes in economic conditions.
●	We have experienced rapid growth in headcount and organizational change in recent periods and expect continued future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.
●	Failure to effectively develop and expand our marketing, sales, customer service, and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and services.
●	If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our customer base will be impaired and our financial condition may suffer.
●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, our SaaS products may become less competitive.
●	If we fail to offer high-quality customer support, our business and reputation may suffer.
●	Our ability to introduce new services and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
●	We rely on sophisticated information systems and third-party cloud infrastructure to run our business. The failure of these systems, any service disruptions or outages, or the inability to enhance our capabilities, could have a material adverse effect on our business, sales, and results of operations.

●	Cyber-attacks, computer viruses, physical or electronic break-ins or other unauthorized access to our or our business partners’ computer systems could result in misuse of confidential information and misappropriation of funds of our customers, subject us to liabilities, cause reputational harm, and adversely impact our results of operations and financial condition.
●	Security concerns about online payment systems we use could damage our reputation and deter current and potential users from using our services.
●	Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our SaaS services to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.
●	We are dependent on the continued availability of third-party online marketing and data hosting and transmission services, and an increase in costs for such services may significantly harm our operating results.
●	If we do not or cannot maintain the compatibility of our SaaS services with third-party applications that our customers use in their businesses, our revenue will decline.
●	We rely on data provided by third parties, the loss of which could limit the functionality of our SaaS services and disrupt our business.
●	Privacy and data security concerns and the lack of end users’ acceptance of internet behavior tracking may limit the applicability, use and adoption of our SaaS services.
●	Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.
●	A large portion of our research and development operations reside in China and depend on healthy trade and government relations between the U.S. and China as well as the performance of the internet infrastructure and fixed telecommunications networks in China. The disruption of such relations or infrastructure may harm our business.
●	We have granted, and may continue to grant, share options, restricted share units, and other share-based awards under our equity incentive plans, which may result in increased share-based compensation expenses.
●	Our ownership interest, and correspondingly that of our shareholders, including holders of the ADSs, in our SaaS operating businesses Chime and Trucker Path may be diluted if the respective companies issue new shares to third parties to raise capital or pursuant to their equity incentive plans.
●	We may not be able to prevent unauthorized use of our intellectual property, which could materially and adversely affect our business and results of operations.
●	We have been and may continue to be subject to intellectual property infringement claims or other allegations by third parties for services we provide or for information or content displayed on, retrieved from or linked to our websites or distributed to our users, which may materially and adversely affect our business, financial condition and prospects.

Risks Related to Our Corporate Structure

●	Our dual-class voting structure allows our two largest shareholders to significantly influence our actions over important corporate matters, will limit your ability to influence corporate matters, and could discourage others from pursuing any change-of-control transactions that holders of our Class A ordinary shares and ADSs may view as beneficial.
●	If the PRC government finds that the contractual arrangements that establish the corporate structure for our operations in China do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.
●	We have contractual arrangements with, Qianxiang Tiancheng, a VIE, for some of our China operations, which may not be as effective in providing operational control as direct ownership. Any failure by Qianxiang Tiancheng or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our ability to conduct business and negatively affect our financial condition.

Risks Related to the ADSs

●	If the PCAOB is unable to inspect our auditors as required under the Holding Foreign Companies Accountable Act, the SEC will prohibit the trading of the ADSs. A trading prohibition for the ADSs, or the threat of a trading prohibition, may materially and adversely affect the value of your investment.
●	We may be a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, which could result in adverse U.S. federal income tax consequence to U.S. Holders of the ADSs or ordinary shares.
●	If we or any of our subsidiaries is a controlled foreign corporation, there could be materially adverse U.S. federal income tax consequences to certain U.S. Holders of our ordinary shares.

Risks Related to Our Business and Industry

We have a history of losses from operations and negative cash flows from operating activities, which may continue in the future.

We have incurred net losses and negative cash flows from operating activities in the past and we may not be able to achieve or maintain profitability or positive cash flow in the future. Our total revenues increased from $32.2 million in 2021 to $45.8 million in 2022, and loss from continuing operations were $103.4million and $76.4 million in 2021 and 2022, respectively. We had negative cash flows from continuing operating activities of $19.0 million and $3.8 million in 2021 and 2022, respectively.

We expect to continue as a going concern. As of December 31, 2022, we had net current assets (current assets less current liabilities) of $29.2 million, and an accumulated deficit of $692.6 million. Our ability to continue as a going concern depends on our ability to generate cash flows from operations and to conduct adequate financing activities. In January 2021, we received $68.0 million from a related party as payment of receivables due. We have sufficient cash reserve for our operating needs for at least the next twelve months from the date of this Annual Report. However, if negative cash flow from operating activities persists in the long run, cash resources may become insufficient to satisfy our on-going cash requirements.

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC), took control and was appointed receiver of Silicon Valley Bank (SVB). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, including the COVID-19 pandemic and the ongoing military conflict between Ukraine and Russia and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

Expansion into new businesses may present operating and marketing challenges different from those we currently encounter, and we cannot assure that new business initiatives will be successful enough to justify the time, effort, and resources that we devote to them or ultimately achieve profitability.

Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of the ADSs to decline.

Our business growth is dependent upon customer renewals, the addition of new customers, increased revenue from existing customers, and the continued growth of the market for our SaaS businesses. Our revenue and operating results may suffer if we fail to achieve these goals.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our SaaS services, Chime and Trucker Path. The market for our SaaS applications is rapidly evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our products and may be unable to renew existing customer subscriptions or enter into new customer subscriptions at the same prices and on the same terms as we have historically. In addition, our growth strategy involves the offering of freemium versions of our products to provide customers an opportunity to use our product and expand their use of our SaaS services with paid offerings, cross-sell our products to existing marketing product customers and upsell new value-added services and features through touchless or low-touch in-product purchases. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our SaaS services or adopt additional offerings and features, our operating results may suffer.

Our subscription renewal rates may decrease, and any decrease could harm our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our SaaS services after the expiration of their subscription periods, most of which are one year or less and often month-to-month. In addition, our customers may seek to renew at lower subscription tiers, for fewer seats, or for shorter contract lengths. Customers may choose not to renew their subscriptions for a variety of reasons. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, pricing changes, the prices of services offered by our competitors, adoption and utilization of our SaaS services and add-on applications by our customers, adoption of our new products, customer satisfaction with our SaaS services, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our SaaS services or decrease the amount they spend with us, our revenue will decline and our business will suffer.

In addition, a subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each period results from the recognition of deferred revenue relating to subscription agreements entered into during past periods. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but it may result in a decline in our revenue in future periods. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods.

We face significant competition from both established and new companies offering SaaS products and other related applications similar to those we offer, as well as internally developed software, which may harm our ability to add new customers, retain existing customers, and grow our business.

The SaaS software market is evolving, highly competitive and fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals, and maintain our prices.

We face intense competition from other software companies that develop productivity software for real estate professionals and the long-haul trucking industry. Competition could significantly impede our ability to sell subscriptions to our SaaS products on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our SaaS services, we may need to decrease the prices or accept less favorable terms for our SaaS services subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

In addition, instead of using our SaaS services, some prospective customers may elect to combine disparate point applications that provide functionality similar to our products. We expect that new competitors, such as enterprise software vendors or Transportation Management System providers that have traditionally focused on enterprise resource planning and enterprise software solutions, will develop and introduce applications offering customer-facing functions like our products and services. This development could have an adverse effect on our business, operating results, and financial condition. In addition, competitors could acquire or develop applications that compete with our software offerings.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may have the ability to respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these vendors may also be able to offer marketing, sales, customer service, and other services at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers, those customers may be unwilling to purchase our SaaS services because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our software and services could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, our ability to compete effectively could be adversely affected. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and deliver our SaaS services.

We have experienced rapid growth in headcount and organizational change in recent periods and expect continued future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.

Our headcount and operations have grown substantially. For example, we had 601 full-time employees as of December 31, 2022, as compared with 409 as of December 31, 2021. During 2022, we have employed personnel in Pakistan, and with the acquisition of Rentancy, in the United Kingdom and multiple locations in Europe. Our growth has placed, and will continue to place, a significant strain on our management, administrative, operational, and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend, in part, upon our ability to recruit, hire, train, manage, and integrate a significant number of qualified managers, technical personnel, and employees in specialized roles within our company, including in technology, and sales and marketing. Furthermore, it may become more difficult to preserve our corporate culture as we grow. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute our business strategy. If we experience any of these effects in connection with future growth, our new employees perform poorly, or we are unsuccessful in recruiting, hiring, training, managing, integrating, and retaining these new employees or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers, and expand their use of our SaaS services, all of which would materially and adversely affect our business, financial condition, and results of operations.

In addition, to manage the expected continued growth of our headcount, operations, and geographic expansion, we will need to continue to improve our information technology infrastructure, operational, financial, and management systems and procedures. Anticipated additional headcount and related investments will increase our daily operating costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses quickly. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations, or financial condition.

Failure to effectively develop and expand our marketing, sales, customer service, and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and services.

To increase our customer base and achieve broader market acceptance of our SaaS services, we will need to expand our marketing, sales, customer service, and advertising operations, including our own sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time, may vary in the future, and depends on our ability to maintain and improve our products, customer service, and reputation. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that the development of our SaaS brands is critical to achieving widespread awareness of our existing and future SaaS services, and, as a result, is important to attracting new customers and retaining existing customers. Successful promotion and maintenance of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide a reliable and useful customer experience at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, our SaaS products may become less competitive.

Our future success depends on our ability to adapt and innovate our SaaS services. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new applications and features that address our customers’ needs, or to enhance and improve our SaaS services in a timely manner, we may not be able to maintain or increase market acceptance of our products. Our ability to grow is also subject to the risk of future disruptive technologies. Access to and use of our SaaS services is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to solve problems more effectively or offer services similar to ours at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

If we fail to offer high-quality customer support, our business and reputation may suffer.

High-quality education, training and customer support are important for the successful marketing, sale and use of our SaaS services and for the renewal of existing customers. Providing this education, training and support requires that our customer support personnel have specific domain knowledge and expertise in our products and services, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers including large multi-seat enterprise accounts. If we do not help our customers use our products, perceive value in their use, and provide effective ongoing support, our ability to sell additional functionality and services to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

Our ability to introduce new services and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

To remain competitive, we must continue to develop new offerings, applications, features and enhancements to our SaaS services. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop our SaaS services internally due to certain constraints, such as high employee turnover, lack of management ability, or a lack of other research and development resources, we may miss market opportunities. Most of our research and development personnel and resources are based outside the United States, particularly in China. If we fail to maintain or expand research and development personnel and resources in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our SaaS products. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

We rely on sophisticated information systems and third-party cloud infrastructure to run our business. The failure of these systems, any service disruptions or outages, or the inability to enhance our capabilities, could have a material adverse effect on our business, sales, and results of operations.

Our business and reputation depend upon the performance, reliability, availability, integrity and efficient operation of our information systems and third-party cloud infrastructure we contract with to host and make our SaaS products available to subscribers. There is no assurance that we or our service providers will be able to prevent damage or interruption to the infrastructure and computer systems on which our SaaS products reside, from natural disasters, power or telecommunications failures, software errors, bugs or defects, configuration errors, computer viruses, denial-of-service attacks, security breaches, hacking attempts, sanctions, de-platforming boycotts or criminal acts at all times. In the event of a service disruption or outage in our computer systems, our computer systems may not be able to store, retrieve, process and manage data. For example, we may experience temporary service disruptions or data losses during data migrations between old and new systems or system upgrades. We may not be able to recover all data and services in the event of a service disruption or outage.

Any interruption or delays in our services, whether due to third-party error or our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our customers and users of our SaaS services, damage our reputation, subject us to liabilities, and cause customers and users of our SaaS services to abandon our SaaS services, any of which could adversely affect our business, financial condition, and results of operations.

Cyber-attacks, computer viruses, physical or electronic break-ins or other unauthorized access to our or our business partners’ computer systems could result in misuse of confidential information and misappropriation of funds of our customers, subject us to liabilities, cause reputational harm and adversely impact our results of operations and financial condition.

Our SaaS services collect, store and process certain personal information and other sensitive data from our customers. The massive data that we have processed and stored makes us and our server hosting service providers the targets of, and potentially vulnerable to, cyber-attacks, computer viruses, hackers, denial-of-service attacks, physical or electronic break-ins or other unauthorized access. While we have taken steps to protect such confidential information, our security measures may be breached. Because techniques used to sabotage or obtain unauthorized access into systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any accidental or willful security breaches or other unauthorized access to our or our server hosting service providers’ systems could cause confidential customer information to be stolen and used for criminal purposes. As personally identifiable and other confidential information is subject to legislation and regulations in numerous domestic and international jurisdictions, inability to protect confidential information of our customers could result in additional cost and liability for us, damage our reputation, inhibit the use of our SaaS services and harm our business.

We also face indirect technology and cybersecurity risks relating to our business partners, including our third-party payment service providers who manage the transfer of customer funds. As a result of increasing consolidation and interdependence of computer systems, a technology failure, cyber-attack or other information or security breach that significantly compromises the systems of one entity could have a material impact on our business partners. Although our agreements with third-party payment service providers provide that each party is responsible for the cybersecurity of its own systems, any cyber-attacks, computer viruses, hackers, denial-of-service attacks, physical or electronic break-ins or similar disruptions of such third-party payment service providers could, among other things, adversely affect our ability to serve our customers, and could even result in misappropriation of funds of our customers. If that were to occur, we and our third-party payment service providers could be held liable to customers who suffer losses from the misappropriation.

Security concerns about online payment systems we use could damage our reputation and deter current and potential users from using our services.

We could be liable for any breach of security relating to our payment platforms or the third-party online payment platforms we use, and concerns about the security of internet transactions could damage our reputation, deter current and potential users from using our SaaS services and have other adverse consequences to our business.

Currently, we sell a substantial portion of our services and applications to our users through third-party online payment platforms using the internet or mobile networks. In all these online payment transactions, secured transmission of confidential information over public networks is essential to maintain consumer confidence. In addition, we expect that an increasing amount of our sales will be conducted over the internet as a result of the growing use of online payment systems. As a result, associated online fraud will likely increase as well. Our current security measures and those of the third parties with whom we transact business may not be adequate. We must be prepared to increase and enhance our security measures and efforts so that our users have confidence in the reliability of the online payment systems that we use, which will impose additional costs and expenses and may still not guarantee complete safety. In addition, we do not have control over the security measures of our third-party online payment vendors. Although we have not in the past experienced material security breaches of the online payments that we use, such security breaches could expose us to litigation and possible liability for failing to secure confidential customer information and could, among other things, damage our reputation and the perceived security of the online payment systems that we use.

Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our SaaS services to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.

We currently serve the majority of our customers in reliance upon third-party data hosting facilities operated by Amazon Web Services. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from government actions or natural disasters, such as earthquakes and hurricanes, power or telecommunications failures, and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our SaaS services as well as delays and additional expenses in arranging new facilities and services.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our SaaS services. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on-demand software. Even with current and planned disaster recovery arrangements, our business could be harmed. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

We are dependent on the continued availability of third-party online marketing and data hosting and transmission services, and an increase in costs for such services may significantly harm our operating results.

A significant portion of our inbound lead generation and data center operating costs come from third-party marketing service providers, such as Google ads, and third-party data hosting and transmission service providers. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our CRM Platform or services to cover the changes. As a result, our operating results may be significantly worse than forecast.

If we do not or cannot maintain the compatibility of our SaaS services with third-party applications that our customers use in their businesses, our revenue will decline.

A significant percentage of our customers choose to integrate our SaaS services with certain capabilities provided by third-party application providers using application programming interfaces, or APIs, published by these providers. We also depend on integrations, for our Trucker Path business to load boards and the Transportation Management Systems of brokers and shippers that interface with the drivers that subscribe to our SaaS services. The functionality, popularity, and continued growth of our product ecosystem depends, in part, on our ability to integrate our SaaS services with third-party applications and platforms, including Amazon Web Services, Here Maps, and Google Cloud, that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, or alter the terms governing use of their applications and APIs and access to those applications and platforms in a manner adverse to us. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our SaaS services, which could negatively impact our offerings and harm our business. If we fail to integrate our SaaS services with new third-party applications and platforms that our customers depend upon to use our SaaS services or fail to renew existing relationships pursuant to which we currently provide such integration, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate new revenue or maintain existing revenue and adversely impact our business.

We rely on data provided by third parties, the loss of which could limit the functionality of our SaaS services and disrupt our business.

Select functionality of our SaaS services depends on our ability to deliver data required to use our SaaS services. Examples of such data include inbound leads from third party service providers, MLS data, load board information, and GPS coordinates. In the future, any of these third parties could change its data sharing policies, including making them more restrictive, or alter its algorithms that determine the placement, display, and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data to our customers. These third parties could also interpret our or our service providers’ data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data for our customers. Any such changes could impair our ability to deliver data to our customers and could adversely impact select functionality of our SaaS services, impairing benefits that our customers could derive from using our solution and adversely affecting our business and our ability to generate revenue.

Privacy and data security concerns and the lack of end users’ acceptance of internet behavior tracking may limit the applicability, use, and adoption of our SaaS services.

Privacy and data security concerns may cause end users to resist providing certain personal data, and thus prevent us from compiling usage data necessary to allow our customers to use our SaaS services effectively. We have implemented various features intended to enable our customers to better protect end user privacy and to ensure data security, but these measures may not alleviate all potential privacy and data security concerns and threats. The continued perception of privacy and data security risks, whether valid or not, may inhibit market adoption of our SaaS services, especially in industries that rely on sensitive personal information or collect data perceived as being sensitive. Privacy and data security laws and regulations continue to evolve, which may also limit the use and adoption of our SaaS services, reduce overall demand for the products and services, increase compliance costs, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

Our research and development operations depend on the availability, performance, and affordability of the internet infrastructure and fixed telecommunications networks in China as well as other locations outside the US, the disruption of which may harm our business.

Almost all access to the internet in China is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or the MIIT. Moreover, we primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunications lines and internet data centers. We have limited access to alternative networks or services in the event of disruptions, failures, or other problems with China’s internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers. We depend on government policies and regulations in the U.S and China that allow for the efficient transfer of information between the two countries using internet infrastructure and fixed telecommunications networks. We cannot assure you that the internet infrastructure and the fixed telecommunications networks in China will be reliably available and adequately perform to support communication and the transfer of information between our operations in China and the rest of the world, particularly the U.S..

In addition, we have no control over the costs of the services provided by telecommunication service providers. If the prices we pay for telecommunications and internet services rise significantly, our results of operations may be materially and adversely affected. Furthermore, if internet access fees or other charges to internet users increase, our user traffic may decline and our business may be harmed.

The value of our investment in Kaixin may continue to be materially and adversely affected by Kaixin’s financial and operating performance.

As of the date of this Annual Report, we hold 32,865,687 ordinary shares and 6,000 convertible preferred shares of Kaixin Auto Holdings, or Kaixin, a Cayman Islands company whose shares are listed on the Nasdaq Capital Market (NASDAQ: KXIN). The fair value of our investment in Kaixin can be negatively impacted by fluctuations in Kaixin’s share price. Subsequent to deconsolidation, we recorded $63.4 million and $22.4 million in losses from our equity in Kaixin during 2021 and 2022, respectively. Further, there are a multitude of risks and uncertainties relating to the performance and valuation of Kaixin, including risks relating to Kaixin’s ability to operate and compete in the highly competitive automobile sales industry in China. As such, the value or liquidity of our investments in Kaixin could decline and result in a material impairment, which could result in a material write-down of our investment in Kaixin. In addition, we issued a standby letter of credit to the benefit of East West Bank that guarantees Kaixin and its subsidiary, Zhejiang Jieying Automobile Sales Co., Ltd (“Kaixin Subsidiary”), payment of approximately $9.3 million to East West Bank. We believe the guarantee will not be released in the foreseeable future. We have, therefore, recorded a provision for the value of the guarantee. As of the date of this annual report, approximately $5.8 million had been claimed under our standby letter of credit in connection with the Kaixin Subsidiary default of certain guaranteed loan. The Company believes the other Kaixin loan guaranteed by the standby letter of credit will go default in the foreseeable future, and as a result, East West Bank may seize our cash deposits pledged as security under the standby letter of credit, which amounted to US$9.2 million as of December 31, 2022, and/or demand reimbursement from us.

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the COVID-19 pandemic and the conflict between Ukraine and Russia and related sanctions, bank failures, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

On March 10, 2023, we had a banking relationship with SVB.  As of the closure of SVB on March 10, 2023, we held approximately $9.4 million in cash and cash equivalents at SVB, which represented approximately 19% of our total cash, cash equivalents and investments as of that date. SVB also managed approximately $33 million short-term investments which were held in custody for us at U.S. Bank. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. On March 13, 2023, we were able to access all $9.4 million in cash and cash equivalents held at SVB. Except for customary liquidity restrictions inherent to short-term investments, our access to investment accounts held in custody by U.S. Bank was never restricted. While we have not experienced any losses in such accounts, the recent failure of SVB exposed a portion of our cash and cash equivalents to significant credit risk prior to the completion by the FDIC of the resolution that fully protected all SVB depositors. We are in the process of transferring our accounts to one or more alternate depository institutions, the financial position of which management believes does not expose our company to significant credit risk or jeopardizes our liquidity. Where possible, we will also continue to hold our excess cash in short-term investments and money market accounts to further limit exposure. However, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired should the financial institutions with which we have arrangements directly, the financial services industry, or economy in general deteriorate and result in restricted access to our cash, cash equivalents, and investments or result in material economic disruptions in our regions of operation. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

The passage of regulations or controls by the U.S. or China that restrict trade or the hiring of personnel may affect our ability to operate in China could adversely affect our business operations.

We employ the majority of our Research and Development personnel in China. Should the U.S. or China impose restrictions on our ability to operate in China and hire qualified personnel, it could adversely affect our ability to continue to innovate and evolve our products.

We have granted, and may continue to grant, share options, restricted share units, and other share-based awards under our equity incentive plans, which may result in increased share-based compensation expenses.

We have adopted seven equity incentive plans for Renren Inc. in 2006, 2008, 2009, 2011, 2016, 2018 and 2021, respectively. As of March 24, 2023, options and restricted share units to acquire 125,549,378 Class A ordinary shares of Renren Inc. were outstanding. For the years ended December 31, 2020, 2021 and 2022, we recorded $15.3 million, $8.5 million and $4.0 million, respectively, in share-based compensation expenses. As of December 31, 2022, we had nil unrecognized share-based compensation expenses relating to share options and $4.9 million of unrecognized share-based compensation expenses relating to non-vested restricted share units, which are expected to be recognized over a weighted average vesting period of 1.1 years.

On March 24, 2020, our compensation committee approved a reduction in the exercise price for all outstanding options previously granted by our company with an exercise price higher than $0.0113 per ordinary share to $0.0113 per share, representing the closing price of the ADSs on the NYSE on March 18, 2020.

On November 4, 2021, our board of directors approved a 2021 Equity Incentive Plan for each of Renren, Inc., Chime Technologies, Inc., and Trucker Path, Inc. As of December 31, 2022, 37,564 options have been granted under these plans. Awards granted under these plans are expected to result in increased share-based compensation expenses in 2023 as shares are issued pursuant to these awards.

We believe the granting of share options, restricted share units and other share-based awards is of significant importance to our ability to attract and retain key personnel and employees, and we will continue to grant share options and restricted share units to key personnel and employees in the future. As a result, our expenses associated with share-based compensation may increase, which may have an adverse effect on our results of operations.

Our ownership interest, and correspondingly that of our shareholders, including holders of the ADSs, in our SaaS operating businesses Chime and Trucker Path may be diluted if the respective companies issue new shares to third parties to raise capital or pursuant to their equity incentive plans.

We have adopted two equity incentive plans in 2020 and 2021 for each of our subsidiaries Chime Technologies, Inc. and Trucker Path, Inc. As of March 24, 2023, options and restricted stock units to acquire 48,010 shares of common stock of Chime Technologies, Inc. were outstanding. As of March 24, 2023, options and restricted stock units to acquire 51,232 shares of common stock of Trucker Path, Inc. were outstanding. If Chime Technologies, Inc. and Trucker Path, Inc. issue new shares upon vesting and/or exercise of these share-based awards, such new issuances would dilute our ownership and economic interests in such companies, and correspondingly those of our shareholders, including holders of the ADSs. In addition, each of Chime Technologies, Inc. and Trucker Path, Inc. may in the future issue additional shares to raise capital to fund their respective business growth. There can be no assurance that we will be able to maintain our current proportion of ownership interest in either company after the completion of such capital-raising activities.

We may from time to time be subject to claims, controversies, lawsuits and legal proceedings, which could have a material adverse effect on our financial condition, results of operations, cash flows and reputation.

We may from time to time become subject to or involved in various claims, controversies, lawsuits, and legal proceedings. Lawsuits and litigation may cause us to incur defense costs, utilize a significant portion of our resources and divert management’s attention from our day-to-day operations, any of which could harm our business. Any settlements or judgments against us could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, negative publicity regarding claims or judgments made against us may damage our reputation and may result in material adverse impact on us.

We may not be able to prevent unauthorized use of our intellectual property, which could materially and adversely affect our business and results of operations.

We rely on a combination of monitoring and enforcement of trademark, patent, copyright and trade secret protection laws in the United States, China and other jurisdictions, as well as through confidentiality agreements and procedures, to protect our intellectual property rights. Despite our precautions, third parties may obtain and make unauthorized use of our intellectual property, which includes trademarks related to our brands, products and services, patent applications, registered domain names, copyrights in software and creative content, trade secrets and other intellectual property rights and licenses. We cannot assure you that the measures we have taken will be sufficient to prevent any misappropriation of our intellectual properties. In addition, because of the rapid pace of technological change in our industry, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

Preventing any unauthorized use of our intellectual property may be difficult and costly and the steps we take may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in any such litigation. In addition, our trade secrets may be leaked or otherwise become available to our competitors, or our competitors may independently discover them. To the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related know-how and inventions. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We have been and may continue to be subject to intellectual property infringement claims or other allegations by third parties for services we provide or for information or content displayed on, retrieved from or linked to our websites or distributed to our users, which may materially and adversely affect our business, financial condition and prospects.

Internet, technology and media companies are frequently involved in litigation based on allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation and other violations of other parties’ rights. The validity, enforceability and scope of protection of intellectual property rights in internet-related industries are uncertain and evolving. As we face increasing competition, we face a higher risk of being the subject of intellectual property infringement claims. Intellectual property claims and litigation are expensive and time-consuming to investigate and defend. Such claims may divert resources and management attention from the operation of our business. Even if such claims do not result in liability, it may harm our reputation. Any resulting liability or expenses, or changes required to our websites and related SaaS services to reduce the risk of future liability, may have a material adverse effect on our business, financial condition, and prospects.

During the course of the audits of our consolidated financial statements, we and our independent registered public accounting firms identified material weaknesses in our internal control over financial reporting. If we fail to re-establish and maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and the market price of the ADSs may be adversely impacted.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, adopted rules pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 requiring every public company to include a management report on such company’s internal control over financial reporting in its Annual Report, which contains management’s assessment of the effectiveness of our internal control over financial reporting.

We and our independent registered public accounting firm, in connection with our preparation and external audit of our consolidated financial statements for the year ended December 31, 2021, identified two material weaknesses related to (i) lack of an integrated and systematic risk assessment process to identify and assess the financial reporting risks; and (ii) lack of evaluations to ascertain whether the components of internal control are present and functioning.

During the course of 2022, we completed the implementation of our global ERP system which allows for the centralized monitoring of internal controls over a uniform financial reporting structure. The system also allows for the standardization of financial reporting hierarchies and automation of routine processes which reduces risks within the control environment. Consistent with our transition to a domestic United States company, we have appointed two new independent members to the Board of Directors and have made changes to the corporate governance processes and appointments to compliment the momentum of the Company. We have identified and evaluated entity-level and business process controls and assessed the effectiveness of controls in those areas. For areas with potential gaps, we have evaluated compensating controls that address the respective areas or have put plans in place to address the gaps. We have established controls and procedures over both routine and non-routine processes and are centralizing policies over the global organization. We have identified key information technology applications that have a material impact on our internal control environment and have begun evaluating IT general controls over the applications. We have hired or are in the process of hiring personnel in the finance, information technology, and human resource areas whose expertise and experience will further enhance our existing suite of internal controls over financial reporting.

As of December 31, 2022, we conclude the material weaknesses remain unremediated. See “Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting.” Measures that we implement to address these material weaknesses and other control deficiencies in our internal control over financial reporting might not fully address them, and we might not be able to conclude that they have been fully remedied.

Failure to correct these material weaknesses and other control deficiencies or failure to discover and address any other control deficiencies could result in inaccuracies in our consolidated financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of the ADSs, may be materially and adversely affected. Due to the material weaknesses in our internal control over financial reporting as described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. This could adversely affect the market price of the ADSs due to a loss of investor confidence in the reliability of our reporting processes.

The continuing and collaborative efforts of our senior management, key employees and highly skilled personnel are crucial to our success, and our business may be harmed if we were to lose their services.

Our success depends on the continuous effort and services of our experienced senior management team, in particular Mr. Joseph Chen, our chief executive officer, Mr. James Jian Liu, our executive director and chief operating officer, Mr. Henry He Li, our Vice President of Technology, and Chris Palmer, our Chief Financial Officer. If one or more of our executive officers or other key personnel are unable or unwilling to continue to provide us with their services, we may not be able to replace them easily or at all. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for management and key personnel is intense and the pool of qualified candidates is limited. We may not be able to retain the services of our executive officers or key personnel, or attract and retain experienced executive officers or key personnel in the future. If any of our executive officers or key employees join a competitor or forms a competing company, we may lose know-how as well as key professionals and staff members.

Our performance and future success also depend on our ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in the SaaS industry for qualified employees, including technical personnel capable of designing innovative services and products, is intense, and if competition in SaaS and the industries our products serve further intensifies, it may be more difficult for us to hire, motivate and retain highly skilled personnel. If we do not succeed in attracting additional highly skilled personnel or retaining or motivating our existing personnel or if we must incur significantly greater expenses to recruit, train and retain personnel, we may be unable to grow effectively or at all.

Certain management responsibilities at other entities may divert our management’s attention from the operation of our business.

Our chief executive officer Joseph Chen and our chief operating officer James Jian Liu each hold the same management position in Oak Pacific Investment (“OPI”). Mr. Chen is also the largest shareholder in OPI. OPI was a wholly owned subsidiary of ours prior to June 2018, and it holds a large portfolio of shares in a variety of early-stage and late-stage pre-IPO companies that our management had previously selected and managed for our company. Although OPI no longer has any business relationship with our company, the disposition of OPI has not necessarily reduced the workload of our management. However, the time and effort spent by our management on OPI does not benefit shareholders of our company anymore. Mr. Chen’s and Mr. Liu’s involvement in OPI may divert their attention from the operation of our business, which may affect our company’s financial performance and future prospects.

Increases in labor costs and the enforcement or revision of labor laws, regulations, and employment policies in our countries of operation may adversely affect our business and results of operations.

The global economy has experienced increases in inflation and labor costs in recent years and 2022 in particular. As a result, average wages and benefits we pay to employees and service providers in the United States, China, the Philippines, and other countries in which we operate are expected to continue to increase.

We continue to employ large numbers of personnel in the PRC. PRC Labor Contract Law, as amended, and its implementation rules, set forth various requirements about the terms of labor contracts, including, minimum wages, remuneration, the term of probation periods, and termination conditions. In the event that we decide to terminate or change the employment relationship with some employees, PRC Labor Contract Law and its implementation rules may limit our ability to complete the terminations or changes in a desirable, timely, or cost-effective manner, which could adversely affect our business and results of operations.

In all of our operating locations, we and our employees are required to make contributions for social security, unemployment, and other benefits as required by the governments of the countries in which we operate. Employers that fail to make adequate government required social welfare related contributions may be subject to fines and legal sanctions. If authorities in any of our countries of operation determine that we have failed to make contributions as required by law, the authorities may require that we make supplemental contributions, pay fines, rectify the issue, or impose other sanctions, which may adversely affect our business, financial condition, and results of operations.

Companies operating in China are also required to withhold individual income tax on employees’ wages based on the actual payment of wages to the employees according to the PRC Individual Income Tax Law, as amended in 2018. Due to the evolution of PRC tax laws and regulations, our compliance cost has increased as well. If we fail to withhold individual income tax for our employees timely, we may be subject to administrative penalty.

Furthermore, the interpretation and implementation of labor-related laws, employment mandates, and regulations evolve. We cannot assure you that our employment practices do not and will not violate any labor laws and regulations, which may subject us to labor disputes or government investigations.

If we are unable to control our labor costs or pass these increased labor costs to others, or if we are deemed to have violated labor laws and regulations, our financial condition, and results of operations may be adversely affected.

We face risks related to natural disasters, which could significantly disrupt our operations.

We are vulnerable to natural disasters and other calamities such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions. Although we have servers that are hosted by third party service providers in an offsite location and we back-up our systems frequently, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. We cannot assure that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide our SaaS services.

Negative media coverage could adversely affect our business.

Negative publicity about us or our business, shareholders, affiliates, directors, officers or other employees, as well as the industry in which we operate, can harm our operations. Such negative publicity could be related to a variety of matters, including:

●	alleged misconduct or other improper activities committed by our shareholders, affiliates, directors, officers, and other employees;
●	false or malicious allegations or rumors about us or our shareholders, affiliates, directors, officers, and other employees;
●	user complaints about the quality of our products and services;

●	copyright infringements involving us and content offered on our platform;
●	security breaches of confidential user information; and
●	governmental and regulatory investigations or penalties resulting from our failure to comply with applicable laws and regulations.

In addition to traditional media, social media platforms including instant messaging applications, social media websites, and other forms of internet-based communications provide individuals with access to a broad audience of users and other interested persons. The ability of users to distribute their viewpoints and make information available through instant messaging applications and social media platforms is virtually immediate and potentially viral, often without affording us an opportunity for redress or correction. Social media users are able to disseminate information, including inaccurate information, inexpensively and seemingly without limit. Information concerning our company, shareholders, directors, officers, and employees may be posted on and distributed through such platforms at any time. The risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may materially harm our reputation, business, financial condition, and results of operations.

We have limited business insurance coverage.

Although we carry general liability insurance, cyber and network security liability insurance, and other forms of insurance to offset the impact of unforeseen business risks and disruptions, our coverage may be insufficient and result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition. Any unforeseen event not covered by our insurance or disruption of a lengthy duration could disrupt our product development, result in delayed product releases, negatively impact our customer support and sales operations, and cause delays in the resolution of bugs and defects in our SaaS services. Such disruptions could adversely affect revenue, subscriber growth, subscriber satisfaction, operating and non-recurring expenses, and the company’s reputation.

Risks Related to Our Corporate Structure

Our dual-class voting structure allows our two largest shareholders to significantly influence our actions over important corporate matters, will limit your ability to influence corporate matters, and could discourage others from pursuing any change-of-control transactions that holders of our Class A ordinary shares and ADSs may view as beneficial.

We have a dual-class voting structure which consists of Class A ordinary shares and Class B ordinary shares. Subject to certain exceptions, in respect of matters requiring the votes of shareholders, holders of Class A ordinary shares are entitled to one vote per share, while holders of Class B ordinary shares are entitled to ten votes per share. Each Class B ordinary share is convertible into one Class A ordinary share at any time by the holder thereof, while Class A ordinary shares are not convertible into Class B ordinary shares under any circumstances. Upon any transfer of Class B ordinary shares by a holder thereof to any person or entity which is not an affiliate of such holder, such Class B ordinary shares shall be automatically and immediately converted into the equal number of Class A ordinary shares.

We issued Class A ordinary shares represented by the ADSs in our initial public offering in May 2011. Mr. Joseph Chen, who is our founder, chairman and chief executive officer, and SoftBank Group Capital Limited, a wholly owned subsidiary of SoftBank Group Corp., are our only shareholders who hold Class B ordinary shares. As of March 24, 2023, Mr. Joseph Chen, our founder, chairman of the board of directors and chief executive officer, beneficially owned approximately 17.8% of our outstanding Class A ordinary shares and approximately 55.8% of our outstanding Class B ordinary shares, representing in aggregate 47.4% of our total voting power, and SoftBank Group Capital Limited owned approximately 31.4% of our outstanding Class A ordinary shares and approximately 44.2% of our outstanding Class B ordinary shares, representing in aggregate 41.4% of our total voting power.

Due in large part to the disparate voting powers attached to the two classes of ordinary shares, Mr. Chen and SoftBank Group Capital Limited have controlling power over matters requiring shareholder approval, subject to certain exceptions. As between Mr. Chen and SoftBank Group Capital Limited, the approvals of SoftBank Group Capital Limited are required for certain important matters relating to our company. This concentration of ownership and voting power in the hands of Mr. Chen and SoftBank Group Capital Limited may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of the ADSs.

These actions may be taken even if they are opposed by our other shareholders, including those who purchase ADSs. In addition, these persons could divert business opportunities away from us to themselves or others.

If the PRC government finds that the contractual arrangements that establish the corporate structure for our operations in China do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Renren Inc., or Renren, is not an operating company in China but a Cayman Islands holding company conducting a significant portion of its operations through subsidiaries, primarily in the United States. Our US businesses, Trucker Path and Chime purchase R&D services from China. Prior to disposal of our historic social networking services and related live streaming business in December 2018, we were subject to regulations that restrict foreign ownership of companies that provide value-added telecommunications services in China. In addition, there are other regulatory restrictions on foreign investments into a variety of industries in China into which we had invested through the holding of minority ownership of certain domestic companies. We no longer engage in social networking or other value-added telecommunications related services subject to foreign ownership restrictions. Accordingly, we have commenced the steps necessary to terminate the contractual arrangements described below and conduct our future operations, largely comprised of R&D services for Trucker Path and Chime, in China through our subsidiaries.

Historically, to comply with these foreign ownership restrictions, our wholly owned subsidiary Qianxiang Shiji Technology Development (Beijing) Co., Ltd., or Qianxiang Shiji, entered into series of contractual arrangements with Beijing Qianxiang Tiancheng Technology Development Co., Ltd., or Qianxiang Tiancheng, and its shareholders. These contracts provide us with the power to direct the activities of Qianxiang Tiancheng and its subsidiaries and enable us to receive substantially all the economic benefits from them. For a detailed description of these contractual arrangements, please refer to “Item 4.C—Contractual Arrangements with Qianxiang Tiancheng” of our Annual Report on Form 20-F for the fiscal year ended December 31, 2021 filed with the SEC on May 2, 2022.

As a result of the contractual agreements with Qianxiang Tiancheng and its shareholders, Renren Inc. becomes the primary beneficiary of Qianxiang Tiancheng for accounting purposes and treats it as a consolidated entity under U.S. GAAP. In the fiscal years ended December 31, 2021 and 2022, Qianxiang Tiancheng or its subsidiaries contributed an immaterial portion of our consolidated revenues, representing 1.1% and 0.2%, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Information relating to the VIE” for condensed consolidating schedules showing the financial position, results of operations and cash flows of the VIE and its subsidiaries.

Based on the advice of Yuanhe & Twelve Tables Partners, our PRC legal counsel, the corporate structure of Qianxiang Tiancheng and its subsidiaries, as well as our subsidiaries in China comply with all existing PRC laws and regulations. However, the contractual arrangements may not be as effective as direct ownership in providing us with control over Qianxiang Tiancheng and we may incur substantial costs to enforce the terms of the arrangements. In addition, our contractual arrangements with Qianxiang Tiancheng and its shareholders have not been tested in a court of law in the PRC and foreign investors may never be allowed to hold equity interests in Qianxiang Tiancheng and its subsidiaries under PRC laws and regulations. Chinese regulatory authorities could in the future disallow these agreements, which would likely affect our operations in China conducted through Qianxiang Tiancheng and its subsidiaries.

There are also substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations, and rules regarding the status of the rights of our Cayman Islands holding company with respect to its contractual arrangements with Qianxiang Tiancheng and its shareholders. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. If we or any of Qianxiang Tiancheng and its subsidiaries is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures.

We have contractual arrangements with Qianxiang Tiancheng for some of our China operations, which may not be as effective in providing operational control as direct ownership. Any failure by Qianxiang Tiancheng or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our ability to conduct business and negatively affect our financial condition.

We have relied and expect to continue to rely on contractual arrangements with Qianxiang Tiancheng and its shareholders for some of our operations in China. For a description of these contractual arrangements, see “Item 1. Business—Contractual Arrangements with Qianxiang Tiancheng.” These contractual arrangements may not be as effective in providing us with control over Qianxiang Tiancheng and its subsidiaries, which we refer to collectively as the VIE and its subsidiaries in this Annual Report, as direct ownership. If we had direct ownership of the VIE and its subsidiaries, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of each of these entities, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, we rely on the performance by Qianxiang Tiancheng and its shareholders of their obligations under the contractual arrangements to exercise control over the VIE and its subsidiaries. Therefore, our contractual arrangements with Qianxiang Tiancheng and its shareholders may not be as effective in ensuring our control over our China operations as direct ownership would be.

If Qianxiang Tiancheng or its shareholders fail to perform their respective obligations under the contractual arrangements of which they are a party, we may have to incur substantial costs and resources to enforce our rights under the contracts, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief and claiming damages, which may not be effective. For example, if the shareholders of Qianxiang Tiancheng were to refuse to transfer their equity interests in Qianxiang Tiancheng to us or our designee when we exercise the call option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to perform their respective contractual obligations.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Under PRC law, rulings by arbitrators are final, parties cannot appeal the arbitration results in courts, and the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would incur additional expenses and delay. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over the VIE and its subsidiaries, and our ability to conduct our business may be negatively affected.

The approval, filing or other requirements of the CSRC, the CAC or other PRC government authorities may be required under PRC law in connection with our issuance of securities overseas.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, purport to require offshore special purpose vehicles that are controlled by PRC companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies or assets to obtain approval from the CSRC prior to publicly listing their securities on an overseas stock exchange. The interpretation and application of the regulations remain unclear. If CSRC’s approval under the M&A Rules is required, it is uncertain whether it would be possible for us to obtain the approval, and any failure to obtain or delay in obtaining CSRC approval for our future issuance of securities overseas would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.

Furthermore, the Opinions on Strictly Cracking Down on Illegal Securities Activities, which was released on July 6, 2021, emphasized the need to strengthen the administration over “illegal securities activities” and the supervision on overseas listings by China-based companies, and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies, although such opinions did not specify the definition of “illegal securities activities.” On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, which will come into effect on March 31, 2023. This measure stipulates that PRC domestic companies that seek to offer and list securities in overseas markets directly or indirectly shall complete the filing procedures with and report relevant information to the CSRC. Pursuant to this measure, the determination as to whether a PRC domestic company is indirectly offering and listing in an overseas market shall be made on a substance over form basis, if the issuer meets the following conditions, its offering and listing will be deemed as an “indirect overseas offering and listing by a PRC domestic company” and is therefore subject to the filing requirement: (i) the revenues, profits, total assets or net assets of the Chinese operating entities in the most recent financial year accounts for more than 50% of the corresponding data in the issuer’s audited consolidated financial statements for the same period; (ii) the majority of senior management in charge of business operation are Chinese citizens or have domicile in PRC, and its principal place of business is located in PRC or main business activities are conducted in PRC. In addition, this measure prescribes that the domestic enterprises should submit filing documents to the CSRC within three business days after the submission of the application for overseas initial public offering and offering in other overseas markets after the overseas initial public offering, and after completing the filing procedures for an overseas offering in the same market after the initial public offering and listing, for the purposes of implementing and strengthening the CSRC’s supervision, the issuer will need to comply with continuous filing and reporting requirements after such offering and listing, among others, including the following: (i) filing for transactions in which the issuer issues securities for acquiring assets, and (ii) reporting material events after the initial offering and listing. On February 17, 2023, the CSRC released the Notice on Administrative Arrangements for the Filing of Overseas Securities Offerings and Listings by Domestic

Companies. Pursuant to this notice, the domestic companies which have completed the overseas initial public offering are not required to file right now, but shall file with the future overseas offerings.

In addition, on December 28, 2021, the CAC, and several other regulatory authorities in China jointly promulgated the Cybersecurity Review Measures, which came into effect on February 15, 2022. Pursuant to the Cybersecurity Review Measures, (i) an operator of critical information infrastructure that purchases network products and services, or an internet platform operator that conducts data process activities which affects or may affect national security shall be subject to the cybersecurity review, (ii) an application for cybersecurity review shall be made by an issuer who is an internet platform operator holding personal information of more than one million users before such issuer applies to list overseas, and (iii) relevant governmental authorities in the PRC may initiate cybersecurity review if they determine an operator’s network products or services or data processing activities affect or may affect national security. There remain uncertainties as to how it would be interpreted and enforced, and to what extent it may affect us.

On December 27, 2021, the NDRC and the MOFCOM, jointly issued the Special Administrative Measures for Entry of Foreign Investment (Negative List) (2021 Version), or the Negative List, which became effective on January 1, 2022 and replaced the previous version. Pursuant to Article 6 of the Negative List, if a PRC company, which engages in any business where foreign investment is prohibited under the Negative List, or prohibited businesses, seeks an overseas offering or listing, it must obtain the approval from competent governmental authorities. Additionally, foreign investors in such PRC company must not take part in the company’s operation or management, and their shareholding ratio should be subject to regulations relating to the management of PRC securities investments by foreign investors. The Negative List has made it clear that the application scope of Article 6 is limited to domestic enterprises engaged in “prohibited businesses” from directly overseas or listing. According to a set of Q&A published on the NDRC’s official website, a NDRC official indicated that after a PRC company submits its application for overseas listing to the CSRC and where matters relating to prohibited businesses under the Negative List are implicated, the CSRC will consult the regulatory authorities having jurisdiction over the relevant industries and fields.

If the CSRC, the CAC or other relevant PRC regulatory agencies subsequently determine that prior approval is required for any of our future offerings of securities overseas or to maintain the listing status of the ADSs, we cannot guarantee that we will be able to obtain such approval in a timely manner, or at all. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, not to proceed with such offering or maintain the listing status of the ADSs. If we proceed with any of such offering or maintain the listing status of the ADSs without obtaining these regulatory agencies’ approval to the extent it is required, or if we are unable to comply with any new approval requirements which might be adopted for offerings that we have completed prior to the publication of the above-referenced opinions, we may face regulatory actions or other sanctions from these regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from offering of securities overseas into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of the ADSs.

Furthermore, if there are any other approvals, filings and/or other administration procedures to be obtained from or completed with the CSRC, the CAC or other PRC regulatory agencies as required by any new laws and regulations for any of our future proposed offering of securities overseas or the listing of the ADSs, we cannot assure that we can obtain the required approval or complete the required filings or other regulatory procedures in a timely manner, or at all. Any failure to obtain the relevant approvals or complete the filings and other relevant regulatory procedures may subject us to regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies, which may have a material adverse effect on our business, financial condition or results of operations.

The contractual arrangements with Qianxiang Tiancheng and its shareholders may be subject to scrutiny by the PRC tax authorities, and a finding that we or the VIE and its subsidiaries owe additional taxes could substantially reduce our consolidated net income and the value of your investment.

Under PRC laws and regulations, arrangements and transactions between related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between Qianxiang Shiji and Qianxiang Tiancheng do not represent arm’s-length prices and consequently adjust their respective income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by Qianxiang Tiancheng for PRC tax purposes, which could in turn increase their respective tax liabilities. In addition, the PRC tax authorities may impose late payment fees and other penalties on Qianxiang Tiancheng for any unpaid taxes. Our consolidated net income may be materially and adversely affected if Qianxiang Tiancheng’s tax liabilities increase or if it is subject to late payment fees or other penalties.

The shareholders of Qianxiang Tiancheng may have potential conflicts of interest with us, which may materially and adversely affect our business.

Each of Ms. Jing Yang and Mr. James Jian Liu is a shareholder of Qianxiang Tiancheng. Ms. Jing Yang is the wife of Mr. Joseph Chen, our founder, chairman and chief executive officer, and Mr. James Jian Liu is our executive director and chief operating officer. Conflicts of interest may arise between the dual role of Mr. James Jian Liu as a director and officer of our company and as shareholder of Qianxiang Tiancheng. Conflicts of interest may also arise between the interests of Ms. Jing Yang as shareholder of Qianxiang Tiancheng and as the wife of our founder and chief executive officer. Furthermore, if Ms. Jing Yang experiences domestic conflict with Mr. Joseph Chen, she may have little or no incentive to act in the interest of our company, and she may not perform her obligations under the contractual arrangements she has entered into with Qianxiang Tiancheng.

Officers of our company owe a duty of loyalty and care to our company and to our shareholders as a whole under Cayman Islands law. We cannot assure that when conflicts arise, the shareholders of Qianxiang Tiancheng will act in the best interests of our company or that conflicts will be resolved in our favor. If we cannot resolve any conflicts of interest or disputes between us and these shareholders, we would have to rely on legal proceedings, which may be expensive, time-consuming and disruptive to our operations. There is also substantial uncertainty as to the outcome of any such legal proceedings.

Substantial uncertainties exist with respect to the interpretation and implementation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The National People’s Congress approved the Foreign Investment Law on March 15, 2019 and the State Council approved the Regulation on Implementing the Foreign Investment Law, or the Implementation Regulations, on December 12, 2019, effective from January 1, 2020, which replaced existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Supreme People’s Court of China issued a judicial interpretation on the Foreign Investment Law on December 27, 2019, effective from January 1, 2020, to ensure fair and efficient implementation of the Foreign Investment Law. According to the judicial interpretation, courts in China shall not, among other things, support contracted parties to claim foreign investment contracts in sectors not on the Special Administrative Measures for Entry of Foreign Investment (Negative List) (2021 Version) as void because the contracts have not been approved or registered by administrative authorities. The Foreign Investment Law and Implementation Regulations embody an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments.

However, since these rules are relatively new, uncertainties still exist in relation to their interpretation. For instance, under the Foreign Investment Law, “foreign investment” refers to the investment activities directly or indirectly conducted by foreign individuals, enterprises or other entities in China. Though it does not explicitly classify contractual arrangements as a form of foreign investment, there is no assurance that foreign investment via contractual arrangement would not be interpreted as a type of indirect foreign investment activities under the definition in the future. In addition, the definition contains a catch-all provision which includes investments made by foreign investors through means stipulated in laws or administrative regulations or other methods prescribed by the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions promulgated by the Stale Council to provide for contractual arrangements as a form of foreign investment. In any of these cases, it will be uncertain whether our contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment under the PRC laws and regulations, or whether they may be invalid in whole or in part. Furthermore, if future laws, administrative regulations or provisions prescribed by the State Council mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure, corporate governance and business operations.

The PRC government’s significant oversight over our business operation in China could result in a material adverse change in our operations.

We conduct a limited portion of our operations in China through our PRC subsidiaries and the VIE and its subsidiaries. In the fiscal years ended December 31, 2021 and 2022, the VIE and its subsidiaries contributed in the aggregate 1.1% and 0.2%, respectively, of our consolidated revenues. Our operations in China are governed by PRC laws and regulations. While our operation in China is limited, the PRC government’s significant oversight over our business operation in China could result in a material adverse change in our operations. The Chinese government may intervene or influence our business operation in China at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business operation in China, or the enforcement and performance of our contractual arrangements with Qianxiang Tiancheng. These laws and regulations may be subject to change, the enforcement of laws and regulations in China could be uncertain and the of rules and policies in China may change quickly with little advance notice, which could result in a material adverse change in our operations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. Due to the uncertainty and complexity of the regulatory environment, we cannot assure you that our business operation in China would always be in full compliance with applicable laws and regulations, the violation of which may have adverse effect on our business operation in China and our reputation.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

Most of our revenues are denominated in U.S. dollar, while a substantial portion of our expenses is denominated in Renminbi, as a majority of our employees are located in China. The Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. The value of Renminbi against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, among other things. We cannot assure you that Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between Renminbi and the U.S. dollar in the future.

Any significant appreciation or depreciation of Renminbi may materially and adversely affect our cost, expenses and financial position, and the value of, and any dividends payable on, the ADSs in U.S. dollars. For example, to the extent that we need to convert U.S. dollars we receive into Renminbi to pay our operating expenses, appreciation of Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Failure to comply with PRC regulations regarding the registration requirements for employee share ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee share ownership plans or share option plans of an overseas publicly listed company. In 2007, also SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rules.

In February 2012, SAFE promulgated the Notice on the Administration of Foreign Exchange Matters for Domestic Individuals Participating in the Stock Incentive Plans of Overseas Listed Companies, or the Stock Option Notice. This Stock Option Notice replaced the previous Stock Option Rules. The Stock Option Notice simplifies the requirements and procedures for the registration of stock incentive plan participants, especially in respect of the required application documents and the absence of strict requirements on offshore and onshore custodian banks, as were stipulated in the earlier Stock Option Rules. Under these rules, for PRC resident individuals who participate in stock incentive plans of overseas publicly listed companies, which includes employee stock ownership plans, stock option plans and other incentive plans permitted by relevant laws and regulations, a PRC domestic qualified agent or the PRC subsidiary of such overseas listed company must, among other things, file, on behalf of such resident, an application with SAFE or its local counterpart to obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the stock holding or share option exercises as PRC residents may not directly use oversea funds to purchase shares or exercise share options. In addition, within three months after any substantial changes to any such stock incentive plan, including for example any changes due to merger or acquisition or changes to the domestic or overseas custodian agent, the domestic agent must update the registration with SAFE.

As our company became listed on the NYSE in May 2011, we and our PRC citizen employees who participate in an employee share ownership plan or a share option plan are subject to these regulations. If we or our PRC option holders fail to comply with these regulations, we or our PRC option holders may be subject to fines and other legal or administrative sanctions.

We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

The State Administration of Taxation has issued several rules and notices to tighten the scrutiny over acquisition transactions in recent years, including the Notice on Certain Corporate Income Tax Matters Related to Indirect Transfer of Properties by Non-PRC Resident Enterprises issued in February 2015 and amended twice in 2017, or the SAT Circular 7. Pursuant to these rules and notices, except for a few circumstances falling into the scope of the safe harbor provided by the SAT Circular 7, such as open market trading of stocks in public companies listed overseas, if a non-PRC resident enterprise indirectly transfers PRC taxable properties (i.e. properties of an establishment or a place in the PRC, real estate properties in the PRC or equity investments in a PRC tax resident enterprise) by disposing of equity interest or other similar rights in an overseas holding company, without a reasonable commercial purpose and resulting in the avoidance of PRC enterprise income tax, such indirect transfer should be deemed as a direct transfer of PRC taxable properties and gains derived from such indirect transfer may be subject to the PRC withholding tax at a rate of up to 10%. The SAT Circular 7 sets out several factors to be taken into consideration by tax authorities in determining whether an indirect transfer has a reasonable commercial purpose, such as whether the main value of equity interest in an overseas holding company is derived directly or indirectly from PRC taxable properties. An indirect transfer satisfying all the following criteria will be deemed to lack reasonable commercial purpose and be taxable under PRC law without considering other factors set out by the SAT Circular 7: (i) 75% or more of the equity value of the intermediary enterprise being transferred is derived directly or indirectly from the PRC taxable properties; (ii) at any time during the one-year period before the indirect transfer, 90% or more of the asset value of the intermediary enterprise (excluding cash) is comprised directly or indirectly of investments in the PRC, or 90% or more of its income is derived directly or indirectly from the PRC; (iii) the functions performed and risks assumed by the intermediary enterprise and any of its subsidiaries that directly or indirectly hold the PRC taxable properties are limited and are insufficient to prove their economic substance; and (iv) the foreign tax payable on the gain derived from the indirect transfer of the PRC taxable properties is lower than the potential PRC income tax on the direct transfer of such assets. The SAT Circular 7 also introduces an interest regime by providing that where a transferor fails to file and pay tax on time, and where a withholding agent fails to withhold the tax, interest will be charged on a daily basis. If the transferor has provided the required documents and information or has filed and paid the tax within 30 days from the date that the share transfer contract or agreement is signed, then interest shall be calculated based on the benchmark interest rate; otherwise, the benchmark interest rate plus 5% will apply. Both the foreign transferor and the transferee, and the PRC tax resident enterprise whose equity interests are being transferred may voluntarily report the transfer by submitting the documents required in the SAT Circular 7.

Although the SAT Circular 7 provides clarity in many important areas, such as reasonable commercial purpose, there are still uncertainties on the tax reporting and payment obligations with respect to future private equity financing transactions, share exchange or other transactions involving the transfer of shares in non-PRC resident companies. The PRC tax authorities have discretions under the SAT Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the equity interests transferred and the cost of investments. We may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a nonresident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of these transactions under the SAT Circular 7, our income tax expenses associated with such potential acquisitions will increase, which may adversely affect our financial condition and results of operations.

Our use of some leased properties could be challenged by lessors, third parties or government authorities, which could materially and adversely affect our business.

We lease offices from third parties for our operations in China, the United States and Philippines. Any disputes with our lessors in respect of these leases or the leased area, or any defects in lessors’ title to the leased properties may disrupt our use of our offices, or warehouses, or increase our costs, which may in turn adversely affect our business operations. For example, certain buildings and the underlying land are not allowed to be used for industrial or commercial purposes without the authorities’ approval, and the lease of such buildings to companies like us may subject the lessor to pay premium fees to the PRC government. We cannot assure you that the lessor has obtained all or any of the approvals from the relevant governmental authorities. In addition, some of our lessors have not provided us with documentation evidencing their title to the relevant leased properties. We cannot assure you that title to these properties we currently lease will not be challenged. In addition, we have not registered any of our lease agreements with the PRC governmental authorities as required by PRC law, and although failure to do so does not in itself invalidate the leases, we may not be able to defend these leases against bona fide third parties. If third parties who purport to be property owners or beneficiaries of the mortgaged properties challenge our right to use the leased properties, we may not be able to protect our leasehold interest and may be ordered to vacate the affected premises, which could in turn materially and adversely affect our business and operating results.

Risks Related to the ADSs

If the PCAOB is unable to inspect our auditors as required under the Holding Foreign Companies Accountable Act, the SEC will prohibit the trading of the ADSs. A trading prohibition for the ADSs, or the threat of a trading prohibition, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections of our auditors deprives our investors of the benefits of such inspections.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted into law on December 18, 2020. Pursuant to the HFCAA, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our shares or ADSs from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

The PCAOB issued a Determination Report on December 16, 2021 (the “Determination Report”) which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. Furthermore, the Determination Report identified the specific registered public accounting firms which are subject to these determinations (“PCAOB Identified Firms”).

The Company’s current auditor, Marcum Asia CPAs LLP, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Marcum Asia, whose audit report is included in this annual report, is headquartered in New York and, as of the date of this annual report, was not included in the list of PCAOB Identified Firms in the Determination Report.

On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “Protocol”) with the China Securities Regulatory Commission (the “CSRC”) and the Ministry of Finance (“MOF”) of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. Pursuant to the Protocol, the PCAOB conducted inspections on select registered public accounting firms subject to the Determination Report in Hong Kong between September and November 2022.

On December 15, 2022, the PCAOB board announced that it has completed the inspections, determined that it had complete access to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, and voted to vacate the Determination Report.

The Company moved its headquarters and corporate operations, including financial accounting leadership, to the U.S. in 2021 and retains R&D activities in China. With the move of our headquarters and financial accounting leadership to the U.S., the majority of the audit work and corresponding workpapers will move to the U.S. Accordingly, we believe that we will be able to retain an auditor that would allow us to avoid a trading prohibition for our securities under the HFCA Act. However, whether the PCAOB will be able to conduct inspections of our auditor, including but not limited to inspection of the audit working papers related to us, in the future is subject to substantial uncertainty and depends on a number of factors out of our, and our auditor’s, control. Our ability to retain an auditor subject to PCAOB inspection and investigation, including but not limited to inspection of the audit working papers related to us, may depend on the relevant positions of U.S. and Chinese regulators. Marcum Asia’s audit working papers related to us are located in China. With respect to audits of companies with operations in China, such as us, there are uncertainties about the ability of our auditor to fully cooperate with a request by the PCAOB for audit working papers in China without the approval of Chinese authorities. If the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, or the PCAOB re-evaluates its determination as a result of any obstruction with the implementation of the Statement of Protocol, then such lack of inspection or re-evaluation could cause trading in the Company’s securities to be prohibited under the HFCA Act, and ultimately result in a determination by a securities exchange to delist the Company’s securities. Accordingly, the HFCA Act calls for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act, or the AHFCA Act, was signed into law, which reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. As a result, the risks mentioned above have been heightened.

Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCAA, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. If our shares and ADSs are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the United States. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our ADSs when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our ADSs. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

If the market price for the ADSs falls below $1.00 for an extended period of time, or to an abnormally low selling price under NYSE rules at any time, the ADSs may be delisted from the NYSE.

The NYSE notified us in the past that we were below compliance standards due to the trading price of the ADSs. Pursuant to NYSE Rule 802.01C, a company will be considered to be below compliance standards if the average closing price of a security as reported on the consolidated tape is less than $1.00 over a consecutive 30 trading-day period. Once notified, the company must bring its share price and average share price back above $1.00 by six months following receipt of the notification. The company can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. In addition, we understand that the NYSE has a policy to suspend trading immediately and commence delisting procedures if the market price of securities falls to an abnormally low selling price under NYSE rules.

In response to the letter from the NYSE dated July 30, 2019, we changed the ratio of ADSs to our Class A ordinary shares from the previous ADS ratio of 1 ADS to 15 Class A ordinary shares to a new ADS ratio of one ADS to 45 Class A ordinary shares, effective January 9, 2020. We received another letter from the NYSE dated April 9, 2020 that we were below compliance standards due to the trading price of the ADSs. We regained compliance with the NYSE standards because subsequent to receipt of the letter, the ADSs traded above $1.00 over a consecutive 30 trading-day period. However, we cannot assure you that the ADSs will remain in compliance with the NYSE listing rules going forward. If the ADSs are delisted from the NYSE, the liquidity and value of an investment in the ADSs will be materially and adversely affected.

The market price for the ADSs has fluctuated and may continue to be volatile.

The market price for the ADSs has fluctuated significantly since we first listed the ADSs. Since the ADSs became listed on the NYSE on May 4, 2011, the closing prices of the ADSs have ranged from $0.45 to $360.00 per ADS, including retrospective adjustments for the change in the number of ordinary shares represented by each ADS that occurred on February 6, 2017 and January 9, 2020.

The market price for the ADSs may be highly volatile and subject to wide fluctuations in response to factors including the following:

●	regulatory developments in our industry affecting us or our competitors;
●	announcements of studies and reports relating to the quality of our services or those of our competitors;

●	changes in the economic performance or market valuations of other companies in the SaaS industries or other internet companies;
●	actual or anticipated fluctuations in our quarterly results of operations and changes or revisions of our expected results;
●	changes in financial estimates by securities research analysts;
●	overall performance of the equity markets;
●	issuances of debt or equity securities;
●	announcements by us or our competitors of new services, acquisitions, strategic relationships, joint ventures or capital commitments;
●	additions to or departures of our senior management;
●	fluctuations of exchange rates between the Renminbi and the U.S. dollar;
●	sales or perceived potential sales of ordinary shares or ADSs by us or our investors in the future;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	significant lawsuits, including intellectual property or shareholder litigation;
●	geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the military conflict in Ukraine and Russia, and bank failures; and
●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market prices for internet-related companies and companies with operations in China in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. The securities of some China-based companies that have listed their securities in the United States have experienced significant volatility since their initial public offerings, including, in some cases, substantial price declines in the trading prices of their securities due to worsening sentiment about the Chinese economy, governmental policy and China-U.S. relations. The trading performances of these Chinese companies’ securities after their offerings may affect the attitudes of investors toward companies listed in the United States that have operations in China like us, which consequently may impact the trading performance of our ADSs.

You may not have the same voting rights as the holders of our ordinary shares and may not receive voting materials in time to be able to exercise your right to vote.

Except as described in this annual report and in the deposit agreement, dated as of May 4, 2011, amendment no. 1 to the deposit agreement, dated as of February 6, 2017, and amendment no. 2 to the deposit agreement, dated as of January 9, 2020, by and among our company, Citibank, N.A., as depositary, and the holders and beneficial owners of American depositary shares, holders of the ADSs will not be able to exercise voting rights attaching to the underlying Class A ordinary shares represented by the ADSs on an individual basis. Holders of the ADSs will appoint the depositary or its nominee as their representative to exercise the voting rights attaching to the underlying Class A ordinary shares represented by the ADSs. Upon receipt of your voting instructions, the depositary will vote on the underlying Class A ordinary shares in accordance with these instructions.

Pursuant to our amended and restated memorandum and articles of association, we may convene a shareholders’ meeting upon seven calendar days’ notice. If we give timely notice to the depositary under the terms of the deposit agreement, which is 30 days’ notice, the depositary will notify you of the upcoming vote and arrange to deliver our voting materials to you. We cannot assure you that you will receive the voting materials in time to instruct the depositary to vote the underlying Class A ordinary shares represented by your ADSs, and it is possible that you, or persons who hold their ADSs through brokers, dealers or other third parties, will not have the opportunity to exercise a right to vote. In addition, the depositary and its agents are not responsible for failing to carry out voting instructions or for the manner of carrying out voting instructions. This means that you may not be able to exercise your right to vote and there may be nothing you can do if the underlying Class A ordinary shares represented by your ADSs are not voted as you requested. In addition, although you may directly exercise your right to vote by withdrawing the underlying Class A ordinary shares represented by your ADSs, you may not receive sufficient advance notice of an upcoming shareholders’ meeting to withdraw the underlying Class A ordinary shares represented by your ADSs to allow you to vote with respect to any specific matter.

Your right to participate in any future rights offerings may be limited, which may cause dilution to your holdings, and you may not receive cash dividends if it is impractical to make them available to you.

We may from time to time distribute rights to our shareholders, including rights to acquire our securities. However, we cannot make rights available to you in the United States unless we register both the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. Under the deposit agreement, the depositary will not make rights available to you unless both the rights and the underlying securities to be distributed to ADS holders are either registered under the Securities Act or exempt from registration under the Securities Act. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective and we may not be able to establish a necessary exemption from registration under the Securities Act. Accordingly, you may be unable to participate in our rights offerings and may experience dilution in your holdings.

The depositary of the ADSs has agreed to pay to you the cash dividends or other distributions it or the custodian receives on our ordinary shares or other deposited securities after deducting its fees and expenses. You will receive these distributions in proportion to the number of ordinary shares your ADSs represent. However, the depositary may, at its discretion, decide that it is inequitable or impractical to make a distribution available to any holders of ADSs. For example, the depositary may determine that it is not practicable to distribute certain property through the mail, or that the value of certain distributions may be less than the cost of mailing them. In these cases, the depositary may decide not to distribute such property to you.

You may be subject to limitations on transfer of your ADSs.

Your ADSs are transferable on the books of the depositary. However, the depositary may close its transfer books at any time or from time to time when it deems expedient in connection with the performance of its duties. For example, the depositary is expected to close its transfer books temporarily in connection with the cash dividend that we announced on April 30, 2018. In addition, the depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary deems it advisable to do so because of any requirement of law or of any government or governmental body, or under any provision of the deposit agreement, or for any other reason in accordance with the terms of the deposit agreement.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited because we are incorporated under Cayman Islands law, and some of our directors reside outside the United States.

We are incorporated in the Cayman Islands. Some of our directors reside outside the United States and a substantial portion of the assets of such directors are located outside the United States. As a result, it may be difficult or impossible for you to effect service of process within the United States upon us or these persons, or to bring an action against us or against these individuals in the Cayman Islands or in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands and of China may render you unable to enforce a judgment against our assets or the assets of our directors that are located outside the United States. There is no statutory enforcement in the Cayman Islands of judgments obtained in the federal or state courts of the United States (and the Cayman Islands are not a party to any treaties for the reciprocal enforcement or recognition of such judgments), a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment (a) is given by a foreign court of competent jurisdiction, (b) imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given, (c) is final and conclusive, (d) is not in respect of taxes, a fine or a penalty, and (e) was not obtained in a manner and is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands. However, the Cayman Islands courts are unlikely to enforce a judgment obtained from the U.S. courts under civil liability provisions of the U.S. federal securities law if such judgment is determined by the courts of the Cayman Islands to give rise to obligations to make payments that are penal or punitive in nature. Because such a determination has not yet been made by a court of the Cayman Islands, it is uncertain whether such civil liability judgments from U.S. courts would be enforceable in the Cayman Islands.

Our corporate affairs are governed by our memorandum and articles of association, as amended and restated from time to time, and by the Companies Act (As Revised) of the Cayman Islands and common law of the Cayman Islands. The right of shareholders to take legal action against us and our directors, actions by minority shareholders and the fiduciary responsibilities of our directors are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which provides persuasive, but not binding, authority. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, the Cayman Islands has a less developed body of securities laws than the United States and provides significantly less protection to investors. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in U.S. federal courts.

As a result, our public shareholders may have more difficulty in protecting their interests through actions against us, our management, our directors or our major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

Our amended and restated memorandum and articles of association contain anti-takeover provisions that could adversely affect the rights of holders of our ordinary shares and ADSs.

Our amended and restated memorandum and articles of association contain certain provisions that could limit the ability of others to acquire control of our company, including a provision that grants authority to our board directors to establish from time to time one or more series of preferred shares without action by our shareholders and to determine, with respect to any series of preferred shares, the terms and rights of that series. The provisions could have the effect of depriving our shareholders of the opportunity to sell their shares at a premium over the prevailing market price by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transactions.

We may be a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, which could result in adverse U.S. federal income tax consequence to U.S. Holders of the ADSs or ordinary shares.

Depending upon the value of our ordinary shares and ADSs and the nature of our assets and income over time, we could be a PFIC for United States federal income tax purposes. A non-United States corporation will generally be treated as a PFIC for any taxable year if either (i) 75% or more of its gross income for such year consists of certain types of “passive” income, or (ii) 50% or more of the value of its assets (determined on the basis of a quarterly average) during such year is attributable to assets that produce passive income or are held for the production of passive income. Passive income is generally any income that would be foreign personal holding company income under the Internal Revenue Code of 1986, as amended, including dividends, interest, royalties, rents, annuities, net gains from the sale or exchange of property producing such income, net gains from commodity transactions, net foreign currency gains and income from notional principal contracts.

Based on our analysis of the value of our ordinary shares and ADSs and our estimated income, assets and activities, we believe we may have been a PFIC for the taxable year ended December 31, 2022. We have been classified as a PFIC in prior years and may be classified as a PFIC in the future due to the complexity of regulations and uncertainty surrounding the facts and circumstances that determine PFIC status. If we were or are a PFIC, adverse United States federal income tax consequences could result to U.S. Holders (as defined in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material United States Federal Income Tax Considerations—General”). For any taxable year in which we are a PFIC and a U.S. Holder holds our ordinary shares or ADSs, such U.S. Holder will continue to be treated as owning stock of a PFIC even if we cease to satisfy either of the above tests for determining PFIC status in a subsequent taxable year. U.S. Holders treated as owning stock in a PFIC generally will become subject to increased U.S. federal income tax liabilities and special U.S. federal income tax reporting requirements, unless they make a timely “mark-to-market” election or, potentially, a “Qualified Electing Fund” election to mitigate some of the applicable consequences. For more information on the U.S. federal income tax consequences to a U.S. Holder that would result from our classification as a PFIC, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules.” Our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

If we or any of our subsidiaries is a controlled foreign corporation, there could be materially adverse U.S. federal income tax consequences to certain U.S. Holders of our ordinary shares.

If a United States person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our shares (including through ADSs), such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group. Because our group includes one or more U.S. subsidiaries, we expect that certain of our future non-U.S. subsidiaries will be treated as controlled foreign corporations (regardless of whether or not we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether the controlled foreign corporations make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations from starting with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to any such controlled foreign corporation, or that we will furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. A United States investor should consult its advisors regarding the potential application of these rules to an investment in our ADSs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 45 West Buchanan Street, Phoenix, Arizona, 85004 USA, where we own approximately 1,650 square meters of office space. We relocated in January 2023 from 2828 N. Central Avenue Fl 7, Phoenix, Arizona, 85004 USA, where we leased approximately 1,415 square meters of office space. We also lease approximately 804 square meters in Beijing and approximately 911 square meters of office space in Wuhan in central China. We also lease approximately 765 square meters of office space in the Philippines for our SaaS business team.

We lease our premises from unrelated third parties under non-cancelable operating lease agreements. Some of the lessors of our leased premises in China do not have valid title to such premises or proper authorization from the title owner to sublease such premises. For further details, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Our use of some leased properties could be challenged by lessors, third parties or government authorities, which could materially and adversely affect our business.”

Our servers are primarily hosted at internet data centers owned by major domestic internet data center providers. The hosting services agreements typically have terms of one year. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business. We believe that we will be able to obtain adequate facilities, principally through leasing, to accommodate our future expansion plans.

ITEM 3. LEGAL PROCEEDINGS

On July 19, 2018, two shareholders instituted derivative suit on behalf of Renren Inc., naming our company only as a nominal defendant, against Joseph Chen, our chief executive officer and chairman of our board of directors and David Chao, a former director. On December 5, 2018, another derivative suit was filed in the name of our company, as nominal defendant, against Joseph Chen, David Chao; DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., and DCM Investment Management III, LLC (collectively, the “DCM Defendants”); Oak Pacific Investment (“OPI”); and Duff & Phelps, LLC (“Duff & Phelps”), financial advisor to the special committee of our board of directors. On March 7, 2019, the plaintiffs filed a consolidated complaint in the consolidated case In re Renren, Inc. Derivative Litigation, Index No. 653594/2018 (Sup. Ct. N.Y. Cty.) (the “Action”). In the Consolidated Amended Complaint, the plaintiffs alleges that OPI, as part of a spin-off transaction involving certain of our company’s assets, paid less than fair market value for certain assets of our company and that the director defendants used the spin-off transaction to enrich themselves at the expense of other shareholders. The complaint further alleges that Duff & Phelps and the DCM Defendants aided in the alleged acts relating to the spin-off transaction and that OPI knowingly received the alleged improperly transferred assets. The plaintiffs subsequently moved to amend the Consolidated Amended Complaint to add SoftBank Group Corp., SB Pan Pacific Corporation, Renren SF Holdings, Inc., Renren Lianhe Holdings and Social Finance, Inc. as defendants in the litigation. As the claims are brought nominally in the name of our company, the plaintiffs purport to assert claims on the company’s behalf and do not seek to impose any liability on our company.

On October 7, 2021, the various parties involved in the Action, including our company as a nominal defendant, entered into a Stipulation of Settlement (as amended by an Amendment to Stipulation of Settlement dated May 27, 2022, the “Amended Stipulation”) for the purpose of settling the Action. On June 9, 2022, the New York State Supreme Court, Commercial Division entered a Final Order and Judgment to approve the Amended Stipulation, which became effective on October 20, 2022 following a withdrawal of appeal by certain parties.

On November 3, 2022, our board of directors declared a special cash distribution in accordance with the Amended Stipulation. The final amount of special cash distribution is $0.7026 per Class A ordinary share, or $31.6170 per ADS, payable to all holders of our Class A ordinary shares (including those underlying the ADS) of record as of 5:00 p.m. Eastern Time on November 21, 2022, other than the defendants and D&O releasees as specifically identified in the Amended Stipulation. The special cash distribution was paid on December 21, 2022 and the settlement contemplated by the Amended Stipulation has been completed. Joseph Chen and James Liu did not participate in the cash distribution as required by the terms of the settlement.

From time to time, we may become party to litigation or other legal proceedings that we consider to be part of the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The ADSs, each currently representing 45 of our Class A ordinary shares, have been listed on The New York Stock Exchange since May 4, 2011 under the symbol “RENN.” Prior to May 4, 2011, there was no public market for our stock. Our Class B ordinary shares are neither listed nor traded.

Holders of Record

As of March 24, 2023, there were approximately 44 holders of record of our Class A ordinary shares (including Citibank, N.A., the depositary of the ADS program, as record holder of the Class A ordinary shares underlying the ADSs), and 2 holders of record of our Class B ordinary shares. Because many ADSs are held in “street” name by brokers and other institutions on behalf of their beneficial owners, we are unable to estimate the actual number of beneficial owners of our Class A ordinary shares underlying the ADSs and thus such number is not known or included in the foregoing number.

Dividend Policy

On April 30, 2018, we announced a special cash dividend payable to all holders of our ordinary shares (including Class A ordinary shares underlying the ADSs). At the same time, we also announced that Oak Pacific Investment (“OPI”), then a wholly owned subsidiary of us, would be conducting a private placement in which it would offer its ordinary shares solely to our shareholders, for which the waiver of the cash dividend would be the sole form of payment that would be accepted. We refer to the cash dividend, the private placement, and the ancillary agreements and actions as the “OPI Transaction”. The OPI Transaction was undertaken to reduce the number and aggregate size of our long-term investments in order to mitigate the risk of us being deemed to be an investment company within the meaning of the Investment Company Act of 1940. The OPI Transaction was completed in June 2018, and we paid a cash dividend of $0.6125 per ordinary share, or $9.1875 per ADS, to all of our shareholders as of 5:00 p.m. Eastern time on June 14, 2018, other than those shareholders who had waived the cash dividend as payment for shares of OPI. The aggregate amount of the cash dividend was $133.7 million.

On November 3, 2022, our board of directors declared a special cash distribution in connection with the settlement of the consolidated shareholder derivative lawsuits captioned In re Renren, Inc. Derivative Litigation, Index No. 653594/2018 (Sup. Ct. N.Y. Cty.). On December 21, 2022, Epiq Class Action & Claims Solutions, Inc., as administrator for the settlement funds, paid $0.7026 per Class A ordinary share, or $31.6170 per ADS, to all holders of our Class A ordinary shares (including those underlying the ADS) of record as of 5:00 p.m. Eastern Time on November 21, 2022, other than persons who were specifically excluded. The special cash distribution was paid from a settlement account funded by the defendants in its entirety without any contribution from our company and thus has no impact on our financial position, liquidity, or profitability.

Other than the aforementioned special cash dividends, we have not paid any cash dividends on our ordinary shares in the past. The payment of cash dividends in June 2018 and December 2022 represents an exception to our dividend policy rather than a change to it. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

As a Cayman Islands holding company, our ability to pay dividends and other cash distributions to our shareholders depends partly upon dividends and other distributions paid to us by our PRC subsidiaries. The amount of dividends paid to us depends partly on the service and license fees paid to Qianxiang Shiji, our wholly owned PRC subsidiary, by Qianxiang Tiancheng pursuant to their contractual arrangements.

In China, the payment of dividends is subject to limitations. PRC laws and regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, our PRC subsidiaries are required to set aside at least 10% of their respective after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. Our PRC subsidiaries are permitted to pay dividends to us only out of their respective retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, if our PRC subsidiary incurs debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

Pursuant to the contractual arrangements among Qianxiang Shiji, Qianxiang Tiancheng and its shareholders, Qianxiang Tiancheng will pay service and license fees to Qianxiang Shiji with its available earnings and cash (including dividends received from its subsidiaries). After paying the withholding taxes applicable to Qianxiang Shiji’s revenues and earnings, funding its statutory reserve requirements and retaining any profits from accumulated profits, the remaining net profits of Qianxiang Shiji would be available for distribution to us by the offshore holding companies through which we own Qianxiang Shiji, although we have not, and do not have, any present plan to make such distributions. As of December 31, 2022, the negative net assets of Qianxiang Shiji, Qianxiang Tiancheng and its subsidiaries, which were restricted due to statutory reserve requirements and other applicable laws and regulations and thus not available for distribution, amounted to $251.3 million in the aggregate. We do not believe that these restrictions on the distribution of our net assets will have a significant impact on our ability to meet our financial obligations in the future.

Furthermore, cash transfers from our PRC subsidiaries to our subsidiaries outside of China are subject to PRC government control of currency conversion. Restrictions on the availability of foreign currency may affect the ability of our PRC subsidiaries, Qianxiang Tiancheng and its subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations.

Subject to our memorandum and articles of association and certain restrictions under Cayman Islands law, our board of directors has complete discretion on whether to distribute dividends. In addition, our shareholders may by ordinary resolution declare dividends, but no such dividend shall exceed the amount recommended by our board of directors. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. If we pay any dividends, they will be paid in accordance with Cayman Islands law, which provides, in summary, that dividends may be paid out of profits and/or our share premium account provided always that no such distribution or dividend paid to our shareholders will cause us to be unable to pay our debts as they fall due in the ordinary course of our business. In addition, the Companies Act (As Revised) of the Cayman Islands prevents us from offering our shares or securities to individuals within the Cayman Islands, which may limit our ability to distribute a dividend comprised of our shares or other securities. We will pay the ADS holders to the same extent as holders of our ordinary shares, subject to the terms of the deposit agreement, including the fees and expenses payable thereunder. See “Description of American Depositary Shares” in our registration statement on Form F-1 (File No. 333-173548), as amended, initially filed with the SEC on April 15, 2011. Cash dividends on our ordinary shares, if any, will be paid in U.S. dollars.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Not applicable.

Taxation

The following is a discussion of the material Cayman Islands, People’s Republic of China and United States federal income tax consequences that may be relevant to an investment decision in our Class A ordinary shares or the ADSs, and is based upon laws, regulations and relevant interpretations thereof in effect as of the date of this Annual Report on Form 10-K, all of which are subject to change. This discussion is not a comprehensive description of all the possible tax consequences relating to an investment in our Class A ordinary shares or the ADSs, such as the tax consequences under U.S. state, local and other tax laws. To the extent that the discussion relates to matters of Cayman Islands tax law, it is the opinion of Maples and Calder (Hong Kong) LLP, our Cayman Islands legal counsel, and to the extent it relates to PRC tax law, it is the opinion of Yuanhe & Twelve Tables Partners, our PRC legal counsel.

Material Cayman Islands Taxation

The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty. There are no other taxes likely to be material to us or our shareholders or ADS holders levied by the government of the Cayman Islands except for stamp duties which may be applicable on instruments executed in, or after execution brought within the jurisdiction of the Cayman Islands. The Cayman Islands is not party to any double tax treaties that are applicable to any payments made to or by the Company. There are no exchange control regulations or currency restrictions in the Cayman Islands.

Material People’s Republic of China Taxation

Renren Inc. is a holding company incorporated in the Cayman Islands. Under the PRC Enterprise Income Tax Law (the “EIT Law”) and its implementation rules, an enterprise established outside of mainland China with a “de facto management body” within mainland China is considered a “resident enterprise,” and will be subject to PRC enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation issued SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled enterprise that is incorporated offshore is located within mainland China. Although this circular only applies to offshore enterprises controlled by Chinese enterprises or Chinese enterprise groups, not those controlled by Chinese individuals or foreigners, the criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, all offshore enterprises controlled by a Chinese enterprise, or a Chinese enterprise group will be regarded as a Chinese tax resident by virtue of having its “de facto management body” in mainland China only if all of the following conditions are met:

(i)	the primary location of the day-to-day operational management is in mainland China;
(ii)	decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in mainland China;
(iii)	the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in mainland China; and
(iv)	at least 50% of voting board members or senior executives habitually reside in mainland China.

We believe that neither Renren Inc. nor any of its subsidiaries incorporated outside of mainland China is a Chinese resident enterprise for Chinese tax purposes. Renren Inc. is not controlled by a Chinese enterprise or Chinese enterprise group, and we do not believe that Renren Inc. meets all of the conditions above. Renren Inc. is a company incorporated outside mainland China. As a holding company, some of its key assets are located, and its records (including the resolutions of its board of directors and the resolutions of its shareholders) are maintained, outside mainland China. For the same reasons, we believe our other subsidiaries outside of mainland China are also non-Chinese resident enterprises for Chinese tax purpose. However, the tax resident status of an enterprise is subject to determination by the Chinese tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

If Chinese tax authorities determine that Renren Inc. is a Chinese resident enterprise for EIT purposes, we may be required to withhold tax at a rate of 10% on dividends we pay to our shareholders, including holders of the ADSs that are non-resident enterprises. In addition, non-resident enterprise shareholders (including the ADS holders) may be subject to a 10% Chinese withholding tax on gains realized on the sale or other disposition of the ADS or Class A ordinary shares, if such income is treated as sourced from within mainland China. Furthermore, gains derived by our non-Chinese individual shareholders from the sale of our ordinary shares and the ADSs may be subject to a 20% Chinese withholding tax. It is unclear whether our non-Chinese individual shareholders (including the ADS holders) would be subject to any Chinese tax (including withholding tax) on dividends received by such non-Chinese individual shareholders in the event we are determined to be a Chinese resident enterprise. If any Chinese tax were to apply to dividends realized by non-Chinese individuals, it will generally apply at a rate of 20%. The Chinese tax liability may be reduced under applicable tax treaties. However, it is unclear whether non-Chinese shareholders of Renren Inc. would be able to claim the benefits of any tax treaty between their country of tax residence and mainland China in the event that Renren Inc. is treated as a Chinese resident enterprise.

See “Item 1A. Risk Factors—Risks Related to Our Corporate Structure.”

Pursuant to the EIT Law and its implementation rules, if a non-resident enterprise has not set up an organization or establishment in mainland China or has set up an organization or establishment but the income derived has no actual connection with such organization or establishment, it will be subject to a withholding tax on its Chinese-sourced income at a rate of 10%.

If Renren Inc. is not deemed to be a Chinese resident enterprise, holders of the ADSs and our Class A ordinary shares who are not Chinese residents will not be subject to Chinese income tax on dividends distributed by us. With respect to gains realized from the sale or other disposition of our Class A ordinary shares or the ADSs, there is a possibility that a Chinese tax authority may impose an income tax under the indirect transfer rules set out under the Announcement of the State Administration of Taxation on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfer by Non-Resident Enterprises, except that such transaction could fall under the safe harbor thereunder. See “Item 1A. Risk Factors—Risks Related to Our Corporate Structure—We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.”

Material United States Federal Income Tax Considerations

The following discussion is a summary of certain material U.S. federal income tax considerations generally applicable to the ownership and disposition of the ADSs or ordinary shares by a U.S. Holder (as defined below) that holds the ADSs or ordinary shares as “capital assets” (generally, property held for investment) under the U.S. Internal Revenue Code of 1986, as amended, or the Code. This discussion is based upon existing U.S. federal income tax law, as of the date of this Annual Report on Form 10-K and which is subject to differing interpretations or change, possibly with retroactive effect. No ruling has been sought from the Internal Revenue Service, the IRS, with respect to any U.S. federal income tax consequences described below, and there can be no assurance that the IRS or a court will not take a contrary position. This discussion, moreover, does not address the U.S. federal estate, gift, Medicare, and alternative minimum tax considerations, any election to apply Section 1400Z-2 of the Code to gains recognized with respect to sales or other dispositions of the ADSs or ordinary shares, special accounting rules under Section 451(b) of the Code, or any state, local or non-U.S. tax considerations, relating to the ownership or disposition of the ADSs or ordinary shares. The following summary also does not address all aspects of U.S. federal income taxation that may be important to particular investors in light of their individual circumstances or to persons in special tax situations such as:

(i)	banks and other financial institutions;
(ii)	insurance companies;
(iii)	pension plans;
(iv)	cooperatives;
(v)	regulated investment companies;
(vi)	real estate investment trusts;
(vii)	broker-dealers;
(viii)	dealers or traders that elect to use a mark-to-market method of accounting;
(ix)	certain former U.S. citizens or long-term residents;
(x)	tax-exempt entities (including private foundations);
(xi)	governmental organizations;

(xii)	investors who acquire their ADSs or ordinary shares pursuant to any employee share option or otherwise as compensation;
(xiii)	investors that will hold their ADSs or ordinary shares as part of a straddle, hedge, conversion, constructive sale or other integrated transaction for U.S. federal income tax purposes;
(xiv)	investors that have a functional currency other than the U.S. dollar;
(xv)	investors holding their ADSs or ordinary shares in connection with a trade or business, fixed place of business, or permanent establishment outside the United States;
(xvi)	investors that actually or constructively own 10% or more of our stock (by vote or value); or
(xvii)	partnerships or other entities taxable as partnerships for U.S. federal income tax purposes, or persons holding ADSs or ordinary shares through such entities.

If a partnership (or other entity treated as a partnership for U.S. federal income tax purposes) is a beneficial owner of ADSs or ordinary shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Partnerships holding the ADSs or ordinary shares and their partners are urged to consult their tax advisors regarding an investment in the ADSs or ordinary shares.

General

For purposes of this discussion, a “U.S. Holder” is a beneficial owner of the ADSs or ordinary shares that is, for U.S. federal income tax purposes:

(i)	an individual who is a citizen or resident of the United States;
(ii)	a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created in or organized under the law of the United States or any state thereof or the District of Columbia;
(iii)	an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or
(iv)	a trust (A) the administration of which is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust or (B) that has otherwise validly elected to be treated as a U.S. person under the Code.

For U.S. federal income tax purposes, it is generally expected that a U.S. Holder of ADSs will be treated as the beneficial owner of the underlying shares represented by the ADSs. The remainder of this discussion assumes that a U.S. Holder of the ADSs will be treated in this manner. Accordingly, deposits or withdrawals of ordinary shares for ADSs will generally not be subject to U.S. federal income tax.

Each U.S. Holder is urged to consult its tax advisor regarding the U.S. federal, state and local and non-U.S. tax considerations of owning and disposing of the ADSs or ordinary shares in its particular circumstances.

Dividends

Subject to the discussion below under “—Passive Foreign Investment Company Rules,” distributions paid on the ADSs or ordinary shares out of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles, will generally be includible in the gross income of a U.S. Holder as dividend income on the day actually or constructively received by the U.S. Holder, in the case of ordinary shares, or by the depositary, in the case of ADSs. Because we do not intend to determine our earnings and profits on the basis of U.S. federal income tax principles, any distribution we pay will generally be treated as a “dividend” for U.S. federal income tax purposes. Dividends received on the ADSs or ordinary shares will not be eligible for the dividends received deduction allowed to corporations in respect of dividends received from U.S. corporations. The amount of any dividend income paid in a foreign currency will be the U.S. dollar amount calculated by reference to the spot rate in effect on the date of actual or constructive receipt, regardless of whether the payment is in fact converted into U.S. dollars on such date. If the dividend is converted into U.S. dollars on the date of receipt, a U.S. Holder generally should not be required to recognize foreign currency gain or loss in respect of the amount received. A U.S. Holder may have foreign currency gain or loss if the dividend is converted into U.S. dollars after the date of receipt. Subject to applicable limitations, dividends paid to certain non-corporate U.S. Holders may be taxable at reduced rates. Non-corporate U.S. Holders should consult their tax advisers regarding the availability of these reduced tax rates in their particular circumstances.

Dividends will generally be treated as income from foreign sources for United States foreign tax credit purposes and will generally constitute passive category income. In the event that we are deemed to be a PRC resident enterprise under the PRC Enterprise Income Tax Law, a U.S. Holder may be subject to PRC withholding taxes on dividends paid on the ADSs or ordinary shares (see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material People’s Republic of China Taxation”). For U.S. federal income tax purposes, the amount of any dividend income will include amounts withheld in respect of PRC withholding tax, if any.

Depending on a U.S. Holder’s individual facts and circumstances, the U.S. Holder may be eligible, subject to a number of complex limitations, to claim a foreign tax credit not in excess of any applicable treaty rate in respect of any foreign withholding taxes imposed on dividends received on the ADSs or ordinary shares. A U.S. Holder who does not elect to claim a foreign tax credit for foreign tax withheld may instead claim a deduction, for U.S. federal income tax purposes, in respect of such withholding, but only for a year in which such U.S. Holder elects to do so for all creditable foreign income taxes. The rules governing the foreign tax credit are complex and their outcome depends in large part on the U.S. Holder’s individual facts and circumstances. Accordingly, U.S. Holders are urged to consult their tax advisors regarding the availability of the foreign tax credit under their particular circumstances.

Sale or Other Disposition of ADSs or Ordinary Shares

Subject to the discussion below under “—Passive Foreign Investment Company Rules,” (PFIC) a U.S. Holder will generally recognize gain or loss upon the sale or other disposition of the ADSs or ordinary shares in an amount equal to the difference between the amount realized upon the disposition and such U.S. Holder’s adjusted tax basis in such ADSs or ordinary shares. The gain or loss will generally be capital gain or loss. Any capital gain or loss will be long-term if the ADSs or ordinary shares have been held for more than one year. The deductibility of a capital loss may be subject to limitations.

Any such gain or loss that the U.S. Holder recognizes will generally be treated as U.S.-source income or loss for foreign tax credit limitation purposes, which will generally limit the availability of foreign tax credits. However, in the event we are deemed to be a PRC resident enterprise under the PRC Enterprise Income Tax Law, we may be eligible for the benefits of the United States-PRC income tax treaty. In such event, if PRC tax were to be imposed on any gain from the disposition of the ADSs or ordinary shares, a U.S. Holder that is eligible for the benefits of the United States-PRC income tax treaty may elect to treat such gain as PRC source income. If a U.S. Holder is not eligible for the benefits of the United States-PRC income tax treaty or fails to make the election to treat any gain as foreign source, then such U.S. Holder may not be able to use the foreign tax credit arising from any PRC tax imposed on the disposition of the ADSs or ordinary shares unless such credit can be applied (subject to applicable limitations) against U.S. federal income tax due on other income derived from foreign sources in the same income category (generally, the passive category). Each U.S. Holder is advised to consult its tax advisors regarding the tax consequences if foreign tax is imposed on a disposition of the ADSs or ordinary shares, including the availability of any foreign tax credit under its particular circumstances.

Passive Foreign Investment Company Rules

A non-U.S. corporation, such as us, will be classified as a PFIC if, in the case of any particular taxable year, either (i) 75% or more of its gross income for such year consists of certain types of “passive” income or (ii) 50% or more of the value of its assets (determined on the basis of a quarterly average) during such year is attributable to assets that produce or are held for the production of passive income. For this purpose, cash and assets readily convertible into cash are generally categorized as passive assets and the company’s goodwill and other unbooked intangibles associated with active business activities may generally be classified as active assets. Passive income generally includes, among other things, dividends, interest, rents, royalties, and gains from the disposition of passive assets. For purposes of these rules, we will generally be treated as owning a proportionate share of the assets and earning a proportionate share of the income of any other corporation in which we own, directly or indirectly, more than 25% (by value) of the stock.

Based upon the nature of our business, the composition of our income and assets and the value of our assets, including goodwill (which is based on the market price of the ADSs), we believe we may have been a PFIC for U.S. federal income tax purposes for the taxable year ended December 31, 2022, and may be a PFIC for the current taxable year or in the future. Whether we were or are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. Such determination is uncertain because, among other things, (i) the total value of our assets may be determined, in part, by reference to our market capitalization from time to time, which may fluctuate considerably and (ii) the characterization of our income and assets as active or passive may depend, in part, on our current and intended future business plans, including how, and how quickly, we use our liquid assets, which are subject to change. Even if we determine that we are not a PFIC for a taxable year, there can be no assurance that the IRS will not successfully challenge our position. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

For any taxable year during which we are a PFIC and a U.S. Holder holds the ADSs or ordinary shares, unless the U.S. Holder makes a mark-to-market election (as described below), the U.S. Holder will generally be subject to special tax rules that have a penalizing effect, regardless of whether we remain a PFIC, on (i) any excess distribution that we make to the U.S. Holder (which generally means any distribution paid during a taxable year to a U.S. Holder that is greater than 125 percent of the average annual distributions paid in the three preceding taxable years or, if shorter, the U.S. Holder’s holding period for the ADSs or ordinary shares), and (ii) any gain realized on the sale or other disposition of the ADSs or ordinary shares. Under the PFIC rules:

(i)	the excess distribution or gain will be allocated ratably over the U.S. Holder’s holding period for the ADSs or ordinary shares;
(ii)	the amount allocated to the current taxable year and any taxable years in the U.S. Holder’s holding period prior to the first taxable year in which we are classified as a PFIC (each, a “pre-PFIC year”) will be taxable as ordinary income;
(iii)	the amount allocated to each prior taxable year, other than a pre-PFIC year, will be subject to tax at the highest tax rate in effect for individuals or corporations, as appropriate, for that year; and
(iv)	the interest charge generally applicable to underpayments of tax will be imposed on the tax attributable to each prior taxable year, other than a pre-PFIC year.

If we are a PFIC for any taxable year during which a U.S. Holder holds the ADSs or ordinary shares and any of our subsidiaries, Qianxiang Tiancheng or any of its subsidiaries is also a PFIC, such U.S. Holder would be treated as owning a proportionate amount (by value) of the shares of the lower-tier PFIC for purposes of the application of these rules. U.S. Holders are urged to consult their tax advisors regarding the application of the PFIC rules to any of our subsidiaries, Qianxiang Tiancheng or any of its subsidiaries.

As an alternative to the foregoing rules, a U.S. Holder of “marketable stock” (as defined below) in a PFIC may make a mark-to-market election with respect to such stock. If we are a PFIC and a U.S. Holder makes this election with respect to the ADSs, the U.S. Holder will generally (i) include as ordinary income for each taxable year that we are a PFIC the excess, if any, of the fair market value of the ADSs held at the end of the taxable year over the adjusted tax basis of such ADSs and (ii) deduct as an ordinary loss in each such taxable year the excess, if any, of the adjusted tax basis of the ADSs over the fair market value of such ADSs held at the end of the taxable year, but such deduction will only be allowed to the extent of the amount previously included in income as a result of the mark-to-market election. The U.S. Holder’s adjusted tax basis in the ADSs would be adjusted to reflect any income or loss resulting from the mark-to-market election. If a U.S. Holder makes a mark-to-market election in respect of the ADSs and we cease to be classified as a PFIC, the U.S. Holder will not be required to take into account the gain or loss described above during any period that we are not classified as a PFIC. If a U.S. Holder makes a mark-to-market election, any gain such U.S. Holder recognizes upon the sale or other disposition of the ADSs in a year when we are a PFIC will be treated as ordinary income and any loss will be treated as ordinary loss, but such loss will only be treated as ordinary loss to the extent of the net amount previously included in income as a result of the mark-to-market election.

The mark-to-market election is available only for “marketable stock,” which is stock that is regularly traded on a qualified exchange or other market as defined in applicable U.S. Treasury Regulations. The ADSs will be treated as “regularly traded” for any calendar year in which more than a de minimis quantity of the ADSs are traded on a qualified exchange for at least 15 days during each calendar quarter. The New York Stock Exchange, where the ADSs are listed, is a qualified exchange for this purpose (but no assurance can be given in this regard).

Because a mark-to-market election cannot be made for any lower-tier PFICs that we may own, a U.S. Holder may continue to be subject to the PFIC rules with respect to such U.S. Holder’s indirect interest in any investments held by us that are treated as an equity interest in a PFIC for U.S. federal income tax purposes.

We do not intend to provide information necessary for U.S. Holders to make qualified electing fund elections which, if available, would result in tax treatment different from (and generally less adverse than) the general tax treatment for PFICs described above.

If a U.S. Holder owns the ADSs or ordinary shares during any taxable year that we are a PFIC, the U.S. Holder must generally file an annual IRS Form 8621 or such other form as is required by the U.S. Treasury Department. Each U.S. Holder is advised to consult its tax advisor regarding the potential tax consequences to such U.S. Holder relating to our PFIC status, including the possibility of making a mark-to-market election.

Information Reporting and Backup Withholding

Payments of dividends and sales proceeds that are made within the United States or through certain U.S.-related financial intermediaries may be subject to information reporting and backup withholding, unless (i) the U.S. Holder is a corporation or other “exempt recipient” and (ii) in the case of backup withholding, the U.S. Holder provides a correct taxpayer identification number and certifies that it is not subject to backup withholding.

The amount of any backup withholding from a payment to a U.S. Holder will be allowed as a credit against the U.S. Holder’s U.S. federal income tax liability and may entitle it to a refund, provided that the required information is timely furnished to the IRS. Certain U.S. Holders who are individuals (or certain specified entities) may be required to report information relating to their ownership of the ADSs or ordinary shares, unless the ADSs or ordinary shares are held in accounts at financial institutions (in which case the accounts may be reportable if maintained by non-U.S. financial institutions)). U.S. Holders should consult their tax advisers regarding their reporting obligations with respect to the ADSs or ordinary shares.

THE ABOVE DISCUSSION DOES NOT COVER ALL TAX MATTERS THAT MAY BE OF IMPORTANCE TO A PARTICULAR INVESTOR. PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE TAX CONSEQUENCES OF AN INVESTMENT IN OUR CLASS A ORDINARY SHARES OR THE ADSS.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

Operating Results

Overview

Our business model has been evolving continuously since our initial public offering in May 2011. At the time of our initial public offering, we were primarily a social networking service platform, and we had a number of ancillary businesses that were intended to monetize that platform. We gradually disposed of most of those ancillary businesses in the years that followed our initial public offering.

Currently, we operate two SaaS businesses, Chime and Trucker Path. Chime offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain leads, close transactions, and retain their clients. Trucker Path is a driver-centric online transportation management platform whose mission is to make freight transportation fast, reliable, and efficient. Trucker Path provides trip planning, navigation, freight sourcing, a market place that offers goods and services truckers use to operate their businesses and helps connect qualified brokers and carriers to expand their reach and initiate and complete transactions easily and efficiently. The majority of our revenues are generated by our SaaS businesses. Our SaaS businesses currently generate 100% of their revenue from the U.S. market.

As of December 31, 2022, we have two reportable segments, Chime and Trucker Path. Our total revenues from the SaaS business increased from US$31.8 million in 2021 to US$45.3 million in 2022, and loss from continuing operations in 2021 and 2022 were US$103.4 million and US$76.4 million, respectively.

Financial Overview

Revenue

We derive substantially all of our revenues from SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. Timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was US$2.6 million and US$4.3 million as of December 31, 2021 and 2022, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues.

	For the Years Ended December 31,
	2021	2022

	(In thousands of US$)
Chime
Subscription services	$16,612	$22,816
Advertising services	2,026	1,884
Other services	15	—
Subtotal	$18,653	$24,700
Trucker Path
Subscription services	$11,194	$17,982
Advertising services	1,906	2,325
Other services	44	631
Subtotal	$13,144	$20,938
Other Operations
Other services	$422	$170

Total revenues	$32,219	$45,808

SaaS Revenue

Our subscription revenues are derived primarily from platform services provided by Chime and Trucker Path. Our revenues from advertising services are derived primarily of lead generation, point-of-interest, and banner advertising services provided by Chime and Trucker Path.

Other Services

Our revenues from other services consist primarily of dispatching revenue from the Trucker Path segment and revenues from non-recurring equipment sales.

Cost of Revenues

Cost of revenues consists primarily of cloud hosting services, merchant fees, and print services. The cost of revenues in 2021 and 2022 was US$6.8 million and US$10.4 million, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses for continuing operations, both as dollar amounts and as percentages of our total revenues, for the periods indicated.

	Years ended December 31,
	2021		2022

	(in thousands of US$, except for percentages)
	US$	%	US$	%
Operating expenses:
Selling and marketing	13,998	43.4%	19,624	42.8%
Research and development	10,721	33.3%	16,187	35.3%
General and administrative	20,130	62.5%	14,788	32.3%
Impairment of intangible asset	—	—%	962	2.1%
Total operating expenses	44,849	139.2%	51,561	112.5%

Our selling and marketing expenses, research and development expenses, and general and administrative expenses include share-based compensation expenses.

Selling and marketing expenses

Selling and marketing expenses consist primarily of salaries, benefits and commissions for our sales and marketing personnel, online advertising, and other advertising and promotion expenses. Our selling and marketing expenses may increase in the near term if we increase our headcount or promotion expenses for our SaaS businesses.

Research and development expenses

Research and development expenses consist primarily of salaries and benefits for research and development personnel. Our research and development expenses may increase in the near term on an absolute basis as we intend to hire additional research and development personnel to develop new features for our various SaaS services, invest in new SaaS products and services, improve the customer experience, and further improve our technology infrastructure.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for our general and administrative personnel, fees and expenses for third-party professional services. Our general and administrative expenses may increase in the future on an absolute basis as our SaaS businesses grow.

Discontinued Operations

On June 25, 2021, we completed the deconsolidation of Kaixin Auto Holdings (“Kaixin”) through Kaixin’s reverse acquisition of Haitaoche Limited (“Haitaoche”), in which Kaixin issued an aggregate of 74,035,502 ordinary shares to acquire 100% of the share capital of Haitaoche. We refer to this transaction as the Haitaoche Acquisition throughout this annual report. Following the Haitaoche Acquisition, we owned less than 50% of Kaixin’s total outstanding ordinary shares and lost control of Kaixin. Following the Haitaoche Acquisition, the management of Haitaoche became the management of Kaixin and obtained the right to elect a majority of Kaixin’s board of directors. Haitaoche was not a related party of our company before the Haitaoche Acquisition.

Under GAAP, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock of the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having the ability or being able to obtain the ability to elect a majority of the subsidiary’s board of directors. We determined that all of those loss of control factors were present with respect to Kaixin on June 25, 2021. Accordingly, we deconsolidated Kaixin’s financial statements and results of operations from ours, effective June 25, 2021, in accordance with ASC 810-10-40-4(c), Consolidation.

For periods on and after June 25, 2021, we are accounting for our retained noncontrolling investment in Kaixin as an equity investment. We held approximately 32.8 million ordinary shares of Kaixin, or approximately 19.2% of Kaixin outstanding ordinary shares as of December 31, 2021 and thus became a related party of Kaixin.

In connection with the deconsolidation of Kaixin and in accordance with ASC 810, we recorded a gain on deconsolidation of US$123.7 million related to the remeasurement of our retained noncontrolling interest in 33.3% of Kaixin ordinary shares from cost to fair value based on the share price as of June 25, 2021. The gain is included in the income from discontinued operation, net of tax, in the consolidated statements of operations for the year ended December 31, 2021.

Kaixin’s results of operations for the period from January 1, 2021 through June 24, 2021, the date immediately preceding the deconsolidation of Kaixin, are included in the consolidated results of operations as net gain/loss from the discontinued operations, net of nil taxes, for those respective periods, after intercompany eliminations, as applicable.

The deconsolidation of Kaixin has allowed us to concentrate our operations and management attention on our SaaS businesses which have higher gross margins and require much less investment in physical infrastructure to achieve growth.

Change in Accounting Method for Kaixin Investment

As of June 30, 2022, the Company determined that the investment in Kaixin Auto Holdings (NASDAQ: KXIN) (“Kaixin”) should be accounted for as equity investment with readily determinable fair value, a change in accounting from the equity method. This determination is substantiated by the decrease in ownership to 16.6% compared to 19.2% as of December 31, 2021 and the resignation of Renren’s representative from Kaixin’s Board of Directors which, combined, result in a lack of significant influence in Kaixin. As a result of the change in accounting methodology and because the fair value of Kaixin shares is readily determinable since the shares are listed and quoted on the Nasdaq Capital Market (NASDAQ: KXIN), the Company recognized a $10.4 million unrealized loss as a fair value adjustment to the investment in Kaixin. The Company recognized its share of loss of $12.0 million from Kaixin under the equity method prior to the change in accounting method.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth a summary of our consolidated results of operations for the years indicated.

	Years ended December 31,
	2021	2022

	(in thousands of US$)
Revenues
SaaS revenue	31,849	45,309
Other services	370	499
Total revenues	32,219	45,808
Cost of revenues:
SaaS business	6,826	10,036
Other services	13	374
Total cost of revenues	6,839	10,410
Gross profit	25,380	35,398
Operating expenses:
Selling and marketing	13,998	19,624
Research and development	10,721	16,187
General and administrative	20,130	14,788
Impairment of intangible asset	—	962
Total operating expenses	44,849	51,561
Loss from operations	(19,469)	(16,163)
Other income	792	3,169
Gain from fair value change of contingent consideration	1,115	—
Loss from fair value change of a long-term investment	—	(10,422)
Impairment of equity investments without readily determinable fair values	(1,526)	(44,474)
Provision of restricted cash	(9,284)	(50)
Provision of amount due from the deconsolidated subsidiary	(3,943)	—
Interest income	238	602
Interest expenses	(51)	(25)
Loss related to contingent liability settlement	(13,246)	—
Total other expenses, net	(25,905)	(51,200)
Loss before provision of income tax and loss in equity method investments and noncontrolling interest, net of tax	(45,374)	(67,363)
Income tax benefits	969	2,342
Loss before loss in equity method investments and noncontrolling interest, net of tax	(44,405)	(65,021)
Loss in equity method investments, net of tax	(59,001)	(11,397)
Loss from continuing operations	(103,406)	(76,418)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Except where specified otherwise, the following commentary compares results for the year ended December 31, 2022 to results for the corresponding period in 2021, excluding those of Kaixin. Effective June 25, 2021, Kaixin was deconsolidated, and from June 25, 2021 to June 30, 2022, we accounted for our retained noncontrolling investment in Kaixin as an equity method investment as we were deemed to have the ability to exercise significant influence over Kaixin’s operating and financial policies through our voting interest, and right to designate a board member. On June 30, 2022, our equity interest in Kaixin decreased to 16.6% and our representative resigned from Kaixin’s Board of Directors, which combined resulted in a lack of significant influence in Kaixin and thus, our investment in Kaixin was accounted for as equity investments with readily determinable fair value, a change in accounting the equity method.

Revenues

Our revenues increased by 42.2% from US$32.2 million in 2021 to US$45.8 million in 2022. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 46.7% from US$27.8 million in 2021 to US$40.8 million in 2022. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of December 31, 2022 for Chime and Trucker Path increased to 3,600 and 91,000, by 34% and 30%, respectively, compared to December 31, 2021. Purchased seats for Chime, defined as eligible users on a paid subscription, increased to 29,000 as of December 31, 2022 from 20,000 as of December 31, 2021.
●	Advertising Services. Our revenue from advertising services slightly increased by 7.0% from US$4.0 million in 2021 to US$4.2 million in 2022.

Cost of revenues

Our cost of revenues increased by 52.2% from US$6.8 million in 2021 to US$10.4 million in 2022. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow the SaaS businesses.

Operating expenses

Our operating expenses increased by 15.0% from US$44.8 million in 2021 to US$51.6 million in 2022, primarily due to business expansion.

●	Selling and marketing. Our selling and marketing expenses increased by 40.2% from US$14.0 million in 2021 to US$19.6 million in 2022. This increase was primarily due to the increase of marketing and promotion fees and the increase in selling, marketing, and customer service headcount and personnel related expenses for our SaaS solutions.
●	Research and development. Our research and development expenses increased by 51.0% from US$10.7 million in 2021 to US$16.2 million in 2022. This increase was primarily due to an increase in our research and development headcount.
●	General and administrative. Our general and administrative expenses decreased by 26.5% from US$20.1 million in 2021 to US$14.8 million in 2022. The decrease was primarily due to lower share-based compensation expense and a decrease in legal fees related to the settlement of Renren shareholder derivative lawsuits, offset by higher personnel related expenses due to increased headcount.
●	Impairment of intangible asset. Our impairment of intangible asset increased from nil in 2021 to US$1.0 million in 2022. The impairment loss in 2022 was due to the impairment of intangible assets of SaaS Logistics US, Inc.

Other income

We had other income of US$3.2 million in 2022, compared with other income of US$0.8 million in 2021. The fluctuation was mainly due to the accrued expenses written off due to the disposal of subsidiaries and Paycheck Protection Program (PPP) loan proceeds received by Chime and Trucker Path.

Interest income

Our interest income was US$0.6 million in 2022, compared with US$0.2 million in 2021. Our interest income in 2022 was primarily interest from the short-term investments managed by Silicon Valley Bank with a variable return, while interest income in 2021 was primarily interest from note issued to us by Oak Pacific Investment in the OPI Transaction.

Interest expenses

Our interest expense was US$0.03 million in 2022, compared with US$0.05 million in 2021. The interest expense in 2021 and 2022 was primarily due to interest on loans that we borrowed from commercial banks. The fluctuation was mainly due to the decrease in the loan balance.

Loss from fair value change of a long-term investment

Our loss from fair value change of a long-term investment was US$10.4 million in 2022, compared with nil in 2021. The loss from fair value change of a long-term investment represents the unrealized loss from reduction in ordinary share price of Kaixin from June 30, 2022 to December 31, 2022. On June 30, 2022, our equity interest in Kaixin decreased to 16.6% and we our representative resigned from Kaixin’s Board of Directors, which resulted in a lack of significant influence in Kaixin. Thus, from June 30, 2022, the investment in Kaixin’s ordinary shares were accounted for as an equity investment with readily determinable fair value, a change in accounting from the equity method. We evaluate the change of fair value of Kaixin’s ordinary shares at each period end.

Impairment of equity investments without readily determinable fair values

Our impairment of equity investments without readily determinable fair values was US$44.5 million in 2022, compared with US$1.5 million in 2021. The impairment loss in 2022 was due to the impairment of Infinities of US$40.0 million and impairment of preferred shares of Kaixin of US$4.5 million. The net balance of equity investments without readily determinable fair values after the impairments is US$0.7 million as of December 31, 2022.

Segment Operations

The Company is engaged in providing B2B SaaS platforms and services to customers primarily located in the United States. The Company’s operations are conducted in two reportable segments: Chime and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

The Chime segment includes the Company’s all-in-one real estate sales acceleration and client lifecycle management platform. The Trucker Path segment includes the Company’s driver-centric online transportation management platform.

The Company measures the results of its segments using, among other measures, each segment’s revenue and cost of sales. Revenue from Chime and Trucker Path for the year ended December 31, 2022 was US$24.7 million and US$20.9 million, respectively. Cost of revenues for Chime and Trucker Path for the year ended December 31, 2022 was US$3.6 million and US$6.7 million, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2022, we had net current assets (current assets less current liabilities) of US$29.2 million, and an accumulated deficit of US$695.6 million. For the year ended December 31, 2022, we incurred loss from continuing operations amounting to US$76.4 million and negative cash flows from continuing operating activities of US$3.8 million.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of US$28.0 million, excluding restricted cash, and short-term investments of $24.0 million as of December 31, 2022. The cash reserve is expected to meet our operating needs for at least the next twelve months from the date of this annual report. However, if negative cash flow from operating activities persists in the long run, our cash resources may become insufficient to satisfy on-going cash requirements. Cash and short-term investments are held at multiple financial institutions. We have diversified our holding banks to reduce the impact of bank failures, such as Silicon Valley Bank (“SVB”), on our uninsured deposits and to facilitate international operations.

On March 10, 2023, we had a banking relationship with SVB.  As of the closure of SVB on March 10, 2023, we held approximately $9.4 million in cash and cash equivalents at SVB, which represented approximately 19% of our total cash, cash equivalents and investments as of that date. SVB also managed approximately $33 million short-term investments which were held in custody for us at U.S. Bank.  SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. On March 13, 2023, we were able to access all $9.4 million in cash and cash equivalents held at SVB. Except for customary liquidity restrictions inherent to short-term investments, our access to investment accounts held in custody by U.S. Bank was never restricted.  While we have not experienced any losses in such accounts, the recent failure of SVB exposed a portion of our cash and cash equivalents to significant credit risk prior to the completion by the FDIC of the resolution that fully protected all SVB depositors. We are in the process of transferring our accounts to one or more alternate depository institutions, the financial position of which management believes does not expose our company to significant credit risk or jeopardizes our liquidity.  Where possible, we will also continue to hold our excess cash in short-term investments and money market accounts to further limit exposure.

Our material cash uses included investments in short-term government and agency securities, investment in adding product features and growing our enterprise presence in Chime, Chime’s entry into property management SaaS services, and in research and development to add features to Trucker Path to allow us to extend the services offered to drivers and to serve the needs of other industry participants including brokers, fleets, and dispatchers. We issued a standby letter of credit to the benefit of East West Bank that guarantees Kaixin and its Subsidiary’s payment of approximately US$9.3 million to East West Bank, which is an uncollateralized guarantee carried over from our deconsolidation of Kaixin and fully reserved. As of the date of this annual report, approximately $5.8 million had been claimed under our standby letter of credit in connection with the Kaixin Subsidiary default of certain guaranteed loan. The Company believes the other Kaixin loan guaranteed by the standby letter of credit will go default in the foreseeable future, and as a result, East West Bank may seize our cash deposits pledged as security under the standby letter of credit, which amounted to US$9.2 million as of December 31, 2022, and/or demand reimbursement from us. The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended December 31,
	2021	2022

	(in thousands of US$)
Net cash used in operating activities from continuing operations	(18,978)	(3,822)
Net cash provided by operating activities from discontinuing operations	870	—
Net cash provided by (used in) investing activities from continuing operations	58,038	(33,481)
Net cash used in financing activities from continuing operations	(11,176)	(1,454)
Net cash provided by financing activities from discontinuing operations	267	—
Net increase (decrease) in cash and cash equivalents from continuing operations	27,884	(38,757)
Net increase in cash and cash equivalents from discontinued operations	1,137	—
Cash and cash equivalents and restricted cash at the beginning of the year from continuing operations	34,087	65,247
Cash and cash equivalents and restricted cash at the beginning of the year from discontinued operations	3,162	—
Effect of exchange rate changes from continuing operations	(1,023)	1,470
Effect of exchange rate changes from discontinued operations	—	—
Cash and cash equivalents and restricted cash at end of year from continuing operations	65,247	27,960
Cash and cash equivalents and restricted cash at end of year from discontinued operations	—	—

Operating Activities

Net cash used in operating activities from continuing operations amounted to US$3.8 million in 2022, compared to net loss from continuing operations of US$76.4 million. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities in 2022 was a decrease in income tax payable of US$3.4 million, and partially offset by a decrease in prepaid expenses and other current assets of US$2.9 million, an increase in deferred revenue of US$1.7 million. The principal adjustments to reconcile our net loss to our net cash used in operating activities was impairment on and earnings (loss) in equity method investments of US$11.4 million, share-based compensation expenses of US$4.0 million, impairment on long-term investment without readily determinable fair values of US$44.5 million, and fair value change on long-term investment of US$10.4 million.

Net cash used in operating activities from continuing operations amounted to US$19.0 million in 2021, compared to net loss from continuing operations of US$103.4 million. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities in 2021 was an increase in prepaid expenses and other current assets of US$4.1 million, an increase in accounts receivable of US$1.1 million, an increase in amount due from subsidiary held for sale of US$1.6 million, and partially offset by the increase in deferred revenue and accrued expenses and other current liabilities of US$3.7 million. The principal adjustments to reconcile our net loss to our net cash used in operating activities was impairment on and (loss) earnings in equity method investments of US$59.0 million, loss related to contingent liability settlement of US$13.2 million, share-based compensation expenses of US$8.5 million and the provision for amount due from a deconsolidated subsidiary of US$3.9 million.

Investing Activities

Net cash used in investing activities from continuing operations amounted to US$33.5 million in 2022, due mainly to, purchase of short-term investments of US$24.0 million, purchases of equipment and property of US$5.5 million, purchases of intangible assets of US$2.1 million and payment for acquisition of subsidiaries, net of cash acquired, of US1.8 million.

Net cash provided by investing activities from continuing operations amounted to US$58.0 million in 2021, due mainly to proceeds of US$68.0 million from repayment of the note issued by OPI, partially offset by payments to purchase preferred shares of Kaixin of US$6.0 million and net cash outflow from deconsolidation of Kaixin of US$4.3 million.

Financing Activities

Net cash used in financing activities from continuing operations was US$1.5 million in 2022, due mainly to repayment of borrowings of US$1.6 million.

Net cash used in financing activities from continuing operations was US$11.2 million in 2021, due mainly to repayment of borrowings of US$11.5 million.

Contractual Obligations

The following table sets forth our contractual obligations from the continuing operations including interest payment, if applicable, as of December 31, 2022:

		Less than 1			Payment Due by Period
	Total	year	1-3 years	4-5 years	More than 5 years
					(in thousands of US$)
Operating lease obligations (1)	301	301	—	—	—
Total	301	301	—	—	—

Notes:

(1)We lease facilities and offices under non-cancelable operating lease agreements.

Off-Balance Sheet Arrangements

We issued a standby letter of credit to the benefit of East West Bank that guarantees the Kaixin and its Subsidiary’s payment of approximately US$9.3 million to East West Bank, which is an uncollateralized guarantee carried over from our deconsolidation of Kaixin and fully reserved. East West Bank declared the Kaixin Subsidiary default on March 17, 2023 for principal of approximately $5.8 million plus accrued interest and penalty costs. The Company believes the other Kaixin loan guaranteed by the standby letter of credit will go default in the foreseeable future. There is a prominent risk that our cash deposits of US$9.2 million as of December 31, 2022 pledged as security under the standby letter of credit will be seized by East West Bank.  Except for this standby letter of credit, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Capital Expenditures

We made capital expenditures of US$0.1 million and US$7.6 million in 2021 and 2022, respectively. Our capital expenditures in 2022 were primarily used for construction of our corporate headquarters in Phoenix, Arizona and acquisition of the Lofty domain name for use with our Chime business. The depreciation on capital expenditures incurred for our corporate headquarters will commence after completion of construction, expected to be the first quarter of 2023. Capital expenditures in 2021 were primarily used to purchase servers and other equipment for our business.

Our Holding Company Structure and Contractual Arrangements with Qianxiang Tiancheng

Please refer to “Item 1. Business—Organizational Structure—Contractual Arrangements with Qianxiang Tiancheng.”

Financial Information relating to the VIE

Set forth below are the condensed consolidating schedule showing the financial position, results of operations and cash flows for the Parent, Non-VIE Subsidiaries and the VIE and its subsidiaries, eliminating adjustments and consolidated totals (in thousands of US$) as of and for the years ended December 31, 2021 and 2022. In the tables below, the column headings correspond to the following entities:

●	“Parent” refers to Renren Inc., our Cayman Islands holding company;
●	“Non-VIE Subsidiaries” refer to the sum of (i) Qianxiang Shiji Technology Development (Beijing) Co., Ltd., our wholly-owned PRC subsidiary, and other subsidiaries of Renren Inc; and
●	“VIE and its subsidiaries” refer to the sum of (i) Qianxiang Tiancheng Technology Development Co., Ltd., (ii) Qianxiang Wangjing Technology Development Co., Ltd., and (iii) Shandong Jieying Huaqi Automobile Service Co., Ltd.

Selected Condensed Consolidated Statements of Operations Data

	For the year ended December 31, 2021					For the year ended December 31, 2022
		VIE and its	Non-VIE				VIE and its	Non-VIE
		subsidiaries	Subsidiaries	Inter-company	Group		subsidiaries	Subsidiaries	Inter-company	Group
	Parent	Consolidated	Consolidated	elimination	Consolidation	Parent	Consolidated	Consolidated	elimination	Consolidation

	(In thousands of US$)					(In thousands of US$)
Revenue	$—	$10,654	$33,745	$(12,180)	$32,219	$—	$107	$63,533	$(17,832)	$45,808
Cost of revenue	$—	$13	$6,826	$—	$6,839	$—	$2	$10,398	$10	$10,410
Gross profit	$—	$10,641	$26,919	$(12,180)	$25,380	$—	$105	$53,135	$(17,842)	$35,398
Operating expenses	$14,394	$12,121	$39,788	$(21,454)	$44,849	$6,582	$16,189	$45,925	$(17,135)	$51,561
Loss from operations	$(14,394)	$(1,480)	$(12,869)	$9,274	$(19,469)	$(6,582)	$(16,084)	$7,210	$(707)	$(16,163)
Share of loss from subsidiaries	$(17,128)	$—	$—	$17,128	$—	$616,369	$—	$—	$(616,369)	$—
Net income (loss)	$13,663	$1,434	$(22,856)	$17,124	$9,365	$(75,244)	$(53,045)	$88,351	$(36,480)	$(76,418)
Less: net income (loss) attributable to non-controlling interests	$—	$10	$(4,308)	$—	$(4,298)	$—	$—	$—	$(1,174)	$(1,174)
Net income (loss) attributable to Renren’s shareholders	$13,663	$1,424	$(18,548)	$17,124	$13,663	$(75,244)	$(53,045)	$88,351	$(35,306)	$(75,244)

Selected Condensed Consolidated Balance Sheets Data

	As of December 31, 2021					As of December 31, 2022
		VIE and its	Non-VIE				VIE and its	Non-VIE
	Parent	subsidiaries	Subsidiaries	Inter-company	Group	Parent	subsidiaries	Subsidiaries	Inter-company	Group
	Company	Consolidated	Consolidated	elimination	Consolidation	Company	Consolidated	Consolidated	elimination	Consolidation

	(In thousands of US$)					(In thousands of US$)
Amount due from Non-VIE Subsidiaries	$520,436	$44,386	$—	$(564,822)	$—	$529,466	$46,486		$(575,952)	$—
Amount due from VIE and its subsidiaries	$—	$—	$297,448	$(297,448)	$—	$8,208	$—	$272,954	$(281,162)	$—
Amount due from Parent	$—	$33,393	$16,486	$(49,879)	$—	$—	$31,000	$16,640	$(47,640)	$—
Total current assets	$481,435	$20,725	$91,306	$(519,209)	$74,257	$478,772	$3,244	$106,723	$(530,569)	$58,170
Total non-current assets	$36,594	$46,339	$322,896	$(309,911)	$95,918	$19	$5,840	$403,947	$(373,268)	$36,538
Total assets	$518,029	$67,064	$414,202	$(829,120)	$170,175	$478,791	$9,084	$510,670	$(903,837)	$94,708
Amount due to VIE and its subsidiaries	$33,393	$—	$44,386	$(77,779)	$—	$41,024	$—	$46,486	$(87,510)	$—
Amount due to Non-VIE Subsidiaries	$16,486	$297,448	$—	$(313,934)	$—	$16,640	$272,954	$—	$(289,594)	$—
Amount due to Parent	$—	$—	$520,436	$(520,436)	$—	$—	$—	$529,466	$(529,466)	$—
Total current liabilities	$1,732	$11,857	$19,297	$214	$33,100	$1,825	$10,630	$32,765	$(16,278)	$28,942
Deficit of Investments in VIEs and its subsidiaries and Non-VIE Subsidiaries	$366,660	$—	$—	$(366,660)	$—	$397,312	$—	$—	$(397,312)	$—
Total non-current liabilities	$366,660	$—	$278	$(366,875)	$63	$397,312	$—	$88	$(397,400)	$—
Total liabilities	$368,392	$11,857	$19,575	$(366,661)	$33,163	$399,137	$10,630	$32,853	$(413,678)	$28,942

Selected Condensed Consolidated Cash Flows Data

	For the year ended December 31, 2021					For the year ended December 31, 2022
		VIE and its	Non-VIE				VIE and its	Non-VIE
		subsidiaries	Subsidiaries	Inter-company	Group		subsidiaries	Subsidiaries	Inter-company	Group
	Parent	Consolidated	Consolidated	elimination	Consolidation	Parent	Consolidated	Consolidated	elimination	Consolidation

	(In thousands of US$)					(In thousands of US$)
Net cash (used in) provided by operating activities	$(50,323)	$971	$30,374	$—	$(18,978)	$146	$(1,170)	$(2,798)	$—	$(3,822)
Net cash provided by (used in) investing activities	$61,985	$454	$(74,812)	$70,411	$58,038	$—	$—	$(49,386)	$15,906	$(33,480)
Net cash provided by (used in) financing activities	$(11,176)	$—	$74,710	$(74,710)	$(11,176)	$190	$—	$14,262	$(15,906)	$(1,454)
Effect of exchange rate changes	$—	$—	$(1,023)	$—	$(1,023)	$—	$—	$1,469	$—	$1,469
Net increase (decrease) in cash, cash equivalents and restricted cash	$486	$1,425	$29,249	$(4,299)	$26,861	$336	$(1,170)	$(36,453)	$—	$(37,287)

We expect that the financial position, results of operations, and cash flows generated by the VIE and its subsidiaries will constitute an immaterial portion of our consolidated financial information for the foreseeable future. Accordingly, we believe the risks associated with the contractual arrangement with Qianxiang Tiancheng and its shareholders, if materialized, would not result in a material change in our financial position, results of operations, prospects or the value of the ADSs.

Cash and Asset Flows through Our Organization

The VIE and its subsidiaries generate revenue from Renren, Inc. and its subsidiaries by providing research and development as well as general and administrative services. The VIE and its subsidiaries are paid each month for services rendered. In addition, the VIE and its subsidiaries provide general and administrative as well as back-office services to OPI and receive payment for these services. Except for the foregoing, the VIE and its subsidiaries do not receive cash or revenue from any other sources or third parties.

As a holding company, our ability to pay dividends and other cash distributions to our shareholders depends partly upon dividends and other distributions paid to us by our PRC subsidiaries. The amount of dividends paid by each of our PRC subsidiaries to us depends solely on the service and license fees paid to Qianxiang Shiji by Qianxiang Tiancheng with which it has contractual arrangements. Under PRC law, all of our PRC subsidiaries and the VIE and its subsidiaries in China are required to set aside at least 10% of their respective after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their respective registered capital. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. Our PRC subsidiaries are permitted to pay dividends to us only out of their respective retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.

Pursuant to the contractual arrangements between Qianxiang Shiji and Qianxiang Tiancheng and its shareholders, Qianxiang Tiancheng’s earnings and cash (including dividends received from its subsidiaries) are used to pay service and license fees in Renminbi to Qianxiang Shiji, in the manner and amount set forth in these agreements. After paying the withholding taxes applicable to Qianxiang Shiji’s revenues and earnings, making appropriations for its statutory reserve requirements and retaining any profits from accumulated profits, the remaining net profits of Qianxiang Shiji would be available for distribution to us by the offshore holding companies through which we own Qianxiang Shiji, although we have not, and do not have, any present plan to make such distributions. As of December 31, 2022, the negative net assets of Qianxiang Shiji and the VIE and its subsidiaries, which were restricted due to statutory reserve requirements and other applicable laws and regulations and thus not available for distribution, amounted to US$251.3 million in the aggregate. We do not believe that these restrictions on the distribution of our net assets will have a significant impact on our ability to meet our financial obligations in the future.

Furthermore, cash transfers from our PRC subsidiaries to our subsidiaries outside of China are subject to PRC government control of currency conversion. Restrictions on the availability of foreign currency may affect the ability of our PRC subsidiaries and the VIE and its subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations.

The condensed consolidating table below quantified the transfer between Renren Inc., its Non-VIE subsidiaries, VIE and its subsidiaries for the years ended December 31, 2021 and 2022, respectively. These transfers were only for the purpose of providing working capital between Renren Inc., its Non-VIE subsidiaries, VIE and its subsidiaries. No dividend or distribution was made.

	For the year ended December 31, 2021			For the year ended December 31, 2022
		To			To
		VIE and its	To Non-VIE		VIE and its	To Non-VIE
		subsidiaries	Subsidiaries		subsidiaries	Subsidiaries
	To Renren Inc.	Consolidated	Consolidated	To Renren Inc.	Consolidated	Consolidated

	(In thousands of US$)
Transfer from
Renren Inc.	$—	$—	$41,270	$—	$—	$4,000
VIE and its subsidiaries	$—	$—	$1,738	$—	$—	$—
Non-VIE Subsidiaries	$605	$31,096	$—	$188	$11,718	$—

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features and functions of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of 323 engineers and developers as of December 31, 2022, accounting for 53% of our employees as of that date. Most of our engineers and developers are based at our subsidiary office in Beijing, China.

Our research and development personnel support all areas of our business, mainly focusing on the improvement and enhancement of our SaaS businesses, Chime and Trucker Path. Our research and development personnel also focus on enhancing the user experience through commonly used user interfaces, including mobile apps, and ensuring our products are fully compatible with the latest mobile operating systems such as iOS, Android, and Windows. In 2023, with the acquisition of Rentancy by Chime, we expect to increasingly invest in developing Chime products to serve property managers and landlords. We periodically shift the priorities of our R&D personnel to ensure we continually develop new products and services to extend our customer reach and meet the needs of our user base and customers.

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred US$10.7 million and US$16.2 million of research and development expenses in 2021 and 2022, respectively.

Intellectual Property

Our intellectual property includes trademarks and trademark applications related to our brands and services, copyrights in software, trade secrets, patent applications and other intellectual property rights and licenses. We seek to protect our intellectual property assets and brand through a combination of monitoring and enforcement of trademark, patent, copyright and trade secret protection laws in the US, PRC, and other jurisdictions, as well as through confidentiality agreements and procedures.

We have been granted 11 patents. In addition, we maintain 32 copyright registrations, all of which are computer software copyright registrations as of December 31, 2022. Our employees sign confidentiality and non-compete agreements when hired.

Trend Information

Other than as disclosed elsewhere in this annual report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended December 31, 2022 that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in Note 2—Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form 10-K, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions, including (i) revenue recognition; (ii) long-term investment - without readily determinable fair values and equity method; (iii) Share based compensation, and (iv) fair value change of contingent consideration. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions. We believe that the following critical accounting estimates involve the most significant judgments used in the preparation of our financial statements.

Allowance for doubtful accounts and provision for restricted cash and receivables related to Kaixin

Accounts receivable represents those receivables derived in the ordinary course of business. An allowance for doubtful accounts is provided based on aging analyses of accounts receivable balances, historical bad debt rates, repayment patterns and customer credit worthiness. No allowances for doubtful receivables were recorded as of December 31, 2021 and December 31, 2022.

During the year ended December 31, 2021, we recorded a full provision for restricted cash, which is the security for debt borrowing in the amount of US$9.3 million of Kaixin under an irrevocable standby letter of credit issued by East West Bank, in the amount of US$9.3 million because we do not expect Kaixin could repay the loans or the guarantee deposit could be collectible in the foreseeable future. During the year ended December 31, 2021, we also recorded a provision for the amount due from Kaixin in the amount of $3.7 million because we do not expect Kaixin could repay the loan in the foreseeable future. Such estimate has not been changed in year 2022.

Valuation and recognition of share-based compensation arrangements

Share-based payment transactions with employees, such as share options, are measured based on the grant date fair value of the equity instrument. We recognize the compensation costs, net of estimated forfeitures, using the straight-line method over the applicable vesting period. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. Share options granted to employees with market conditions attached are measured at fair value on the grant date and are recognized as the compensation costs over the estimated requisite service period, regardless of whether the market condition has been met.

A change in any of the terms or conditions of share options is accounted for as a modification of stock options. We calculate the incremental compensation cost of a modification as the excess of the fair value of the modified option over the fair value of the original option immediately before its terms are modified, measured based on the share price and other pertinent factors at the modification date. For vested options, we recognize incremental compensation cost in the period the modification occurred. For unvested options, we recognize, over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date.

On November 4, 2021, our subsidiaries, Chime Technologies, Inc. and Trucker Path, Inc. approved the adoption of their 2021 stock incentive plans, whereby 5,000,000 ordinary shares of Chime (“2021 Chime Plan”) and 5,000,000 ordinary shares of Trucker Path (“2021 Trucker Path Plan”) are made available for future grant for employees or consultants of Chime and Trucker Path, respectively, either in the form of incentive share options or restricted shares. The 2021 Chime Plan and 2021 Trucker Path were retrospectively modified to reflect a 1:200 reverse split which reduced the total ordinary shares for each plan to 25,000. Aside reducing the plan shares and the share value accordingly to reflect the 1:200 reverse stock split, the reverse split had no impact on the financial statements of the company or the fair value of the grants.

During 2022, Chime granted an aggregate of 19,726 options under 2021 Chime Plan to certain of its directors, officers and employees as compensation for their services. The weighted average grant-date fair value of the share options granted during the year ended December 31, 2022 was $34.00 per option with an expected weighted-average vesting period of 2.93 years.

During 2022, Trucker Path granted an aggregate of 18,070 options under the 2021 Trucker Path Plan to certain of its directors, officers and employees to compensate their services. The weighted-average grant-date fair value of the share options granted during the year ended December 31, 2022 was $66.00 per option with an expected weighted-average vesting period of 2.98 years.

In determining the fair value of share options under the Plans of Chime and Trucker Path, a binomial option pricing model was applied. Assumptions used to estimate the fair values of the share options granted or modified include the risk-free interest rate, volatility, expected term, and exercise price.

Expected volatility was determined by calculating the historical volatility of the share prices of comparable companies over the previous four years. Risk-free interest rate was estimated based on the yield to maturity of treasury bonds of the United States with a maturity period close to the expected life of the options. During the years ended December 31, 2021 and 2022, we recorded share-based payment expenses of $8.5 million and $4.0 million, respectively.

The fair value of restricted shares of the Company granted equals the closing market price of the ordinary shares as of the grant date.

Provision of income tax and valuation allowance for deferred tax asset

Current income taxes are provided for in accordance with the laws of the relevant tax authorities.

Deferred income taxes are recognized when temporary differences exist between the tax basis of assets and liabilities and their reported amounts in the financial statements and are recorded as non-current in the consolidated balance sheet. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The amount of valuation allowances was $46.0 million and $43.9 million as of December 31, 2021 and 2022, respectively.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. We did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2021 and 2022.

Contingent consideration

Where the consideration in an acquisition includes contingent consideration and the payment of which depends on the achievement of certain specified conditions post-acquisition, the contingent consideration is recognized and measured at its fair value at the acquisition date and if recorded as a liability, it is subsequently carried at fair value with changes in fair value reflected in earnings. If the classification of the contingent consideration changes as a result of events during the period, the contingent consideration is reclassified as of the date of the event that causes the reclassification. If the contingent consideration is reclassified from a liability to equity, gains or losses recorded to account for the arrangement at fair value during the period in which it was classified as a liability is not reversed. Fair value change gain of $1.1 million and nil was recorded in our consolidated statements of operations for the years ended December 31, 2021 and 2022, respectively.

Impairment of long-term investments

Equity method investments

We regularly evaluate the impairment of the equity investment based on performance and the financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts, and financing needs. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than-temporary impaired (“OTTI”). We did not record any impairment losses on equity method investments in the consolidated statements of operations for the years ended December 31, 2021 and 2022.

Equity Investments without Readily Determinable Fair Values

We recorded impairment losses of $1.5 million and $44.5 million on equity securities without readily determinable fair values during the years ended December 31, 2021 and 2022, respectively. The $44.5 million impairment loss for the year ended December 31, 2022, consisted of $40.0 million full impairment in the investment of Infinities as a result of adverse change in the government regulatory, economic and technological environment, the continuing worsened general market condition of both the geographic area and the industry in which the investees operate, and negative financial trends within the Infinities for which the management considered to be other-than-temporary. An additional $4.5 million impairment was recorded due to reduction in the fair value of the investment in preferred shares of Kaixin as there were indicators of impairment during the year 2022 with the operation and financial situation of Kaixin deteriorating, the Company recorded an impairment to reduce the preferred share to $3 million. And based on further assessment as of December 31, 2022 and subsequent events including default of the Kaixin Subsidiary, we have fully impaired the preferred share as of December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended December 31, 2022 and 2021 are incorporated herein from pages F-1 to F-41 at the end of this Annual Report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in by the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, due to the two material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of a company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of a company’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the consolidated financial statements. Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation, and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act and related rules as promulgated by the SEC, our management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2021, using criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the year ended December 31, 2021, our management identified two material weaknesses in our internal control over financial reporting, which remain unremediated as of December 31, 2022, as follows:

●	Lack of an integrated and systematic risk assessment process to identify and assess the financial reporting risks; and
●	Lack of evaluations to ascertain whether the components of internal control are present and functioning.

As a result of these material weaknesses and based on the evaluation described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Notwithstanding these material weaknesses, however, our management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Plans and Actions

To remediate the material weaknesses described above in “Management’s Annual Report on Internal Control over Financial Reporting,” we are implementing the plan and measures described below and we will continue to evaluate and, may in the future, implement additional measures. We will carry out the following remediation measures:

●	We have recruited personnel with the requisite knowledge in accounting and disclosure requirements for complex transactions under U.S. GAAP and statutory compliance. Where needed, we have engaged external parties with the expertise for complex or evolving areas such as public company filings, taxation, and valuation services.
●	We have designed a control environment which allows management to monitor effectiveness of internal controls over financial reporting and are addressing gaps identified within the environment.
●	We have implemented a consolidated general ledger within a single enterprise resource planning application for all legal entities, which includes consolidation and statutory reporting capabilities.

●	We have recently replaced audit committee members with sufficient accounting and reporting experience and knowledge, and will design and implement risk assessment policies and procedures to identify and assess internal and external risks relating to financial reporting on a regular basis. The Board and Audit Committee will oversee implementation of such policies and procedures.
●	We will design and implement evaluation policies and procedures to ascertain internal control components are present and functioning.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to the company’s non-accelerated filer status which provides an exemption.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and procedures and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Company’s definitive proxy statement, in connection with the solicitation of proxies for the Company’s 2023 annual general meeting of shareholders (the “2023 Proxy Statement”), and is incorporated herein by reference.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics that applies to all officers, directors, and employees.  The Code of Business Conduct and Ethics is available on the Company’s website at www.renren-inc.com/en.  If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by its independent registered public accounting firm, Marcum Asia CPAs LLP, for the fiscal years ended December 31, 2022 and 2021:

	2022	2021

	(In thousands of US$)
Audit fees (1)	$355.0	$311.0
Audit-related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total	$355.0	$311.0

Notes:

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the consolidated annual financial statements of the Company, review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by Marcum Asia CPAs LLP in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of the Company and are not reported under “Audit fees.” For the fiscal years ended December 31, 2022 and 2021, these fees primarily related to miscellaneous professional services.

In considering the nature of the services provided by Marcum Asia CPAs LLP, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with Marcum Asia CPAs LLP and management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board. The audit committee requires that all services performed by Marcum Asia CPAs LLP be pre-approved prior to the services being performed. During the fiscal years ended December 31, 2022 and 2021, all services were pre-approved in accordance with these procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List the following documents filed as a part of the report:
(1)	Financial statements

The response to this portion of Item 15 is set forth under Item 8 above.

(2)	Financial statement schedule.

All schedules have been omitted because they are not required or because the required information is given in the financial statements or notes thereto set forth under Item 8 above.

(3)	Exhibits

A list of exhibits filed with this Annual Report or incorporated herein by reference can be found in the Exhibit Index below.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant	F-1	333-173548	3.2	4/15/2011

4.1	Specimen American Depositary Receipt of the Registrant	F-1	333-173548	4.1	4/15/2011

4.2	Specimen Class A Ordinary Share Certificate of the Registrant	F-1	333-173548	4.2	4/15/2011

4.3	Deposit Agreement, dated as of May 4, 2011, by and among the Registrant, Citibank, N.A., as depositary, and the holders of the American Depositary Receipts	S-8	333-177366	4.3	10/18/2011

4.4	Amended and Restated Investors’ Rights Agreement between the Registrant and other parties therein, dated as of April 4, 2008, as amended	F-1	333-173548	4.6	4/15/2011

4.5	Description of Registrant’s Securities	20-F	001-35147	2.6	7/7/2020

10.1#	Renren Inc. 2006 Equity Incentive Plan	F-1	333-173548	10.1	4/15/2011

10.2#	Renren Inc. 2008 Equity Incentive Plan	F-1	333-173548	10.2	4/15/2011

10.3#	Renren Inc. 2009 Equity Incentive Plan	F-1	333-173548	10.3	4/15/2011

10.4#	Renren Inc. 2011 Share Incentive Plan	S-8	333-209734	10.1	2/26/2016

10.5#	Renren Inc. 2016 Share Incentive Plan	S-8	333-209734	10.2	2/26/2016

10.6#	Renren Inc. 2018 Share Incentive Plan	S-8	333-227886	10.1	10/19/2018

10.7#	Renren Inc. 2021 Share Incentive Plan	6-K	001-35147	99.2	11/4/2021

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.8#	Renren Inc. Form of Share Option Award Agreement					*

10.9#	Renren Inc. Form of Restricted Share Unit Award Agreement					*

10.10#	Chime Technologies, Inc. 2020 Equity Incentive Plan					*

10.11#	Chime Technologies, Inc. 2021 Equity Incentive Plan					*

10.12#	Chime Technologies, Inc. Form of Stock Option Award Agreement					*

10.13#	Chime Technologies, Inc. Form of Restricted Stock Unit Award Agreement					*

10.14#	Trucker Path, Inc. 2020 Equity Incentive Plan					*

10.15#	Trucker Path, Inc. 2021 Equity Incentive Plan					*

10.16#	Trucker Path, Inc. Form of Stock Option Award Agreement					*

10.17#	Trucker Path, Inc. Form of Restricted Stock Unit Award Agreement					*

10.18#	Form of Indemnification Agreement between the Registrant and its directors and officers	F-1	333-173548	10.5	4/15/2011

10.19#	Employment Agreement between Renren Inc. and Joseph Chen, dated December 31, 2022					*

10.20#	Employment Agreement between Qianxiang Shiji Technology Development (Beijing) Co., Ltd. and James Jian Liu, dated January 1, 2015 (English Translation)					*

10.21#	Employment Agreement between Renren Inc. and Chris Palmer, dated August 10, 2021					*

10.22#	Employment Agreement between Beijing Qianxiang Wangjing Technology Development Co., Ltd. and He Li, dated April 3, 2019 (English Translation)					*

10.23	Business Operations Agreement, dated as of December 23, 2010, between Qianxiang Shiji, Qianxiang Tiancheng and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.7	4/15/2011

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.24	Amended and Restated Equity Option Agreements, dated as of December 23, 2010, between Qianxiang Shiji and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.8	4/15/2011

10.25	Amended and Restated Equity Interest Pledge Agreements, dated as of December 23, 2010, between Qianxiang Shiji and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.9	4/15/2011

10.26	Power of Attorney, dated as of December 23, 2010, by the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.10	4/15/2011

10.27	Amended and Restated Exclusive Technical Service Agreement, dated as of December 23, 2010, between Qianxiang Shiji and Qianxiang Tiancheng	F-1	333-173548	10.13	4/15/2011

10.28	Amended and Restated Intellectual Property Right License Agreement, dated as of December 23, 2010, between Qianxiang Shiji and Qianxiang Tiancheng	F-1	333-173548	10.14	4/15/2011

10.29	Spousal Consents, dated as of December 23, 2010, by the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.11	4/15/2011

10.30	Amended and Restated Loan Agreements, dated as of December 23, 2010, between Qianxiang Shiji and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.12	4/15/2011

10.31	Automobile Consumer Loan Cooperation (Framework) Agreement between Ping An Bank Co., Ltd. Shanghai Branch and Shanghai Jieying Automobile Sales Co., Ltd., dated April 17, 2017	20-F	001-35147	4.71	5/15/2019

10.32	Supplementary Agreement of Auto Consumer Loan Cooperation (Framework) Agreement between Ping An Bank Co., Ltd. Shanghai Branch and Shanghai Jieying Automobile Sales Co., Ltd., dated June 1, 2017	20-F	001-35147	4.72	5/15/2019

10.33	Master Transaction Agreement among the Registrant, CM Seven Star Acquisition Corporation and Kaixin Auto Group, dated April 30, 2018	20-F	001-35147	4.73	5/15/2019

10.34	Non-Competition Agreement between the Registrant and Kaixin Auto Group, dated April 30, 2018	20-F	001-35147	4.74	5/15/2019

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.35	Transitional Services Agreement between the Registrant and Kaixin Auto Group, dated April 30, 2018	20-F	001-35147	4.75	5/15/2019

10.36	Investor Rights Agreement among CM Seven Star Acquisition Corporation, Shareholder Value Fund and the Registrant, dated April 30, 2019	8-K	001-38261	10.27	5/6/2019

10.37	Escrow Agreement concerning earnout shares among the Registrant, CM Seven Star Acquisition Corporation and Vistra Corporate Services (HK) Limited, an escrow agent, dated April 30, 2019	8-K	001-38261	10.28	5/6/2019

10.38	Share Exchange Agreement dated November 2, 2018, by and among Kaixin Auto Group, the Registrant and CM Seven Star Acquisition Corp.	6-K	001-35147	99.1	11/6/2018

10.39	Convertible Loan Agreement dated January 28, 2019, by and among Kaixin Auto Group, the Registrant, CM Seven Star Acquisition Corp., and Kunlun Tech Limited	6-K	001-35147	99.2	1/29/2019

10.40	Power of Attorney, dated as of December 22, 2020, by the shareholders of Qianxiang Tiancheng	20-F	001-35147	4.26	5/27/2021

10.41	Share Purchase Agreement, dated December 31, 2020, among Kaixin Auto Holdings and shareholders of Haitaoche Limited	20-F	001-35147	4.27	5/27/2021

10.42	Securities Purchase Agreement, dated March 31, 2021, between the Registrant and Kaixin Auto Holdings	20-F	001-35147	4.28	5/27/2021

10.43	Stipulation of Settlement, dated October 7, 2021, entered into between and among the parties to In Re Renren, Inc. Derivative Litigation.	6-K	001-35147	99.2	10/8/2021

10.44	Software License Agreement between SaaS Logistics US, Inc. and Guangzhou Yupu Software Technology Co., Ltd.	6-K	001-35147	99.2	4/8/2022

10.45	Amendment to Stipulation of Settlement, dated May 27, 2022, by and among the parties to In Re Renren, Inc. Derivative Litigation	6-K	001-35147	99.2	5/27/2022

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Marcum Asia CPAs LLP					*

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

23.2	Consent of Yuanhe & Twelve Tables Partners					*

23.3	Consent of Maples and Calder (Hong Kong) LLP					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2023

Renren Inc.

By:	/s/ Joseph Chen
Joseph Chen
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Chris Palmer
Chris Palmer
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Chen and Chris Palmer, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Renren, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Chen	Chief Executive Officer and Director	March 31, 2023
Joseph Chen	(Principal Executive Officer)

/s/ Chris Palmer	Chief Financial Officer	March 31, 2023
Chris Palmer	(Principal Financial and Accounting Officer)

/s/ James Liu	Director	March 31, 2023
James Liu

/s/ James Dumler	Director	March 31, 2023
James Dumler

/s/ James Reed	Director	March 31, 2023
James Reed

/s/ Lin Cong	Director	March 31, 2023
Lin Cong

RENREN INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2022 AND

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 5395)

To the Shareholders and Board of Directors of Renren Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renren Inc. (the “Company”) as of December 31, 2021 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

Impairment assessment of long-term investments – Refer to Note 8 to the consolidated financial statements. The Company recorded an impairment on long-term investments of $44.5 million for the year ended December 31, 2022.

The principal considerations for our determination that performing procedures relating to the impairment of long-term investments is a critical audit matter are (i) significant judgment and estimate with significant measurement uncertainty; (ii) extent of specialized skill or knowledge needed; (iii) significant audit effort was required in evaluating the impairment indicator including the overall market factors as well as investee financial performance and other negative factors, if any; and (iv) nature and complexity in assessing audit evidence.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impairment of long-term investments included the following, among others: understanding the nature of the investments and inspected the investment agreements and evaluating of the performance of the investees. Evaluated management’s impairment assessment by obtaining and reviewing the underlying supporting documents and research for other indicators of impairment.

/s/ Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2023

RENREN INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2022

(In thousands of US dollars, except share data and per share data)

	As of December 31,
	2021	2022
ASSETS
Current assets
Cash and cash equivalents	$65,247	$27,960
Short-term investment	—	24,004
Accounts receivable, net	1,618	2,054
Prepaid expenses and other current assets, net	6,272	3,418
Inventories	358	19
Amounts due from related parties, net	762	715

Total current assets	74,257	58,170

Non-current assets
Property and equipment, net	216	5,547
Intangible assets, net	325	2,425
Goodwill	124	547
Long-term investments	94,195	27,450
Right-of-use assets	888	400
Other non-current assets	170	169
Total non-current assets	95,918	36,538

TOTAL ASSETS	$170,175	$94,708

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$1,652	$1,570
Short-term debt	1,585	—
Accrued expenses and other current liabilities	12,054	11,720
Operating lease liabilities - current	706	301
Amounts due to related parties	714	662
Deferred revenue	2,622	4,323
Income tax payable	13,767	10,366

Total current liabilities	33,100	28,942

Non-current assets
Operating lease liabilities - non-current	63	—
Total non-current liabilities	63	—

TOTAL LIABILITIES	$33,163	$28,942

	As of December 31,
	2021	2022
Commitments and contingencies

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized, 815,936,577 and 832,736,562 shares issued and outstanding as of December 31, 2021 and 2022, respectively	$816	$833
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized, 305,388,450 and 305,388,450 shares issued and outstanding as of December 31, 2021 and 2022, respectively; each Class B ordinary share is convertible into one Class A ordinary share	305	305
Additional paid in capital	772,207	776,372
Accumulated deficit	(620,391)	(695,635)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(10,012)	(8,933)

Total Renren Inc. shareholders’ equity	149,637	79,654

Non-controlling interest	(12,625)	(13,888)

Total equity	137,012	65,766

TOTAL LIABILITIES AND EQUITY	$170,175	$94,708

The accompanying notes are an integral part of these consolidated financial statements.

RENREN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2022

(In thousands of US dollars, except share data and per share data)

	For the years ended December 31,
	2021	2022
Revenues:
SaaS revenue	$31,849	$45,309
Other services	370	499
Total revenues	32,219	45,808
Cost of revenues:
SaaS business	6,826	10,036
Other services	13	374
Total cost of revenues	6,839	10,410

Gross profit	25,380	35,398

Operating expenses
Selling and marketing	13,998	19,624
Research and development	10,721	16,187
General and administrative	20,130	14,788
Impairment of intangible assets	—	962
Total operating expenses	44,849	51,561

Loss from operations	(19,469)	(16,163)
Other income, net	792	3,169
Loss from fair value change of a long-term investment	—	(10,422)
Gain from fair value change of contingent consideration	1,115	—
Impairment of equity investments without readily determinable fair values	(1,526)	(44,474)
Provision of restricted cash	(9,284)	(50)
Provision of amount due from the deconsolidated subsidiary	(3,943)	—
Interest income	238	602
Interest expenses	(51)	(25)
Loss related to contingent liability settlement	(13,246)	—
Loss before provision of income tax and loss in equity method investments and noncontrolling interest, net of tax	(45,374)	(67,363)

Income tax benefit	969	2,342

Loss before loss in equity method investments and noncontrolling interest, net of tax	(44,405)	(65,021)

Impairment on and earnings (loss) in equity method investments, net of tax	(59,001)	(11,397)

Loss from continuing operations	$(103,406)	$(76,418)

RENREN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS- continued

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2022

(In thousands of US dollars, except share data and per share data)

	For the years ended December 31,
	2021	2022
Discontinued operations:
Loss from the operations of the discontinued operations, net of tax expenses of $nil for the years ended December 31, 2021 and 2022, respectively	$(10,896)	$—
Gain on deconsolidation of subsidiary, net of tax of $nil for the years ended December 31, 2021 and 2022, respectively	123,667	—

Income from discontinued operations, net of tax expenses of $nil for the years ended December 31, 2021 and 2022	112,771	—

Net income (loss)	9,365	(76,418)
Net loss attributable to non-controlling interests	(623)	(1,174)
Net loss from discontinued operations attributable to non-controlling interests	(3,675)	—
Net loss from continuing operations attributable to Renren Inc.	(102,783)	(75,244)
Net income from discontinued operations attributable to Renren Inc.	116,446	—

Net income (loss) attributable to Renren Inc.	$13,663	$(75,244)

RENREN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS- continued

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2022

(In thousands of US dollars, except share data and per share data)

	For the years ended December 31,
	2021	2022
Net (loss) income per share:
Net loss per share from continuing operations attributable to Renren Inc. shareholders:
Basic and diluted	$(0.09)	$(0.07)

Net income per share from discontinued operations attributable to Renren Inc. shareholders:
Basic and diluted	$0.10	$—

Net income (loss) per share attributable to Renren Inc. shareholders:
Basic and diluted	$0.01	$(0.07)

Weighted average number of shares used in calculating net (loss) income per share from continuing operations attributable to Renren Inc. shareholders:
Basic and diluted	1,099,535,481	1,133,947,967

Weighted average number of shares used in calculating net (loss) income per share from discontinued operations attributable to Renren Inc. shareholders:
Basic and diluted	1,099,535,481	1,133,947,967

RENREN INC.

CONSOLIDATED STATEMENTS OF - COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2022

(In thousands of US dollars, except share data and per share data)

	For the years ended December 31,
	2021	2022
Net income (loss)	$9,365	$(76,418)

Other comprehensive (loss) income, net of tax
Foreign currency translation, net of nil income taxes	(152)	964
Net unrealized gain on available-for-sale investments, net of tax of $nil for the years ended December 31, 2021 and 2022, respectively	—	26

Other comprehensive (loss) income	(152)	990

Comprehensive income (loss)	9,213	(75,428)
Less: total comprehensive loss attributable to noncontrolling interest	(4,144)	(1,263)

Comprehensive income (loss) attributable to Renren Inc.	$13,357	$(74,165)

The accompanying notes are an integral part of these consolidated financial statements.

RENREN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2022

(In thousands of US dollars, except share data)

								Accumulated
	Class A Ordinary		Class B Ordinary		Additional			other		Non-
	shares		shares		paid-in	Accumulated	Statutory	comprehensive	Total Renren	controlling	Total
	Shares	Amount	Shares	Amount	capital	deficit	reserves	income (loss)	Inc.’s Equity	interest	equity
Balance as of December 31, 2020	769,444,113	$770	305,388,450	$305	$741,130	$(634,054)	$6,712	$(9,706)	$105,157	$23,587	$128,744
Stock-based compensation	—	—	—	—	18,646	—	—	—	18,646	5,177	23,823
Accretion of convertible redeemable preferred shares to redemption value	—	—	—	—	(951)	—	—	—	(951)	(484)	(1,435)
Disposal of Kaixin	—	—	—	—	—	—	—	—	—	(23,608)	(23,608)
Other comprehensive loss	—	—	—	—	—	—	—	(306)	(306)	154	(152)
Restricted shares of subsidiaries issued to officer	—	—	—	—	13,153	—	—	—	13,153	(13,153)	—
Exercise of share option and restricted shares vesting	46,492,464	46	—	—	229	—	—	—	275	—	275
Net loss	—	—	—	—	—	13,663	—	—	13,663	(4,298)	9,365

Balance as of December 31, 2021	815,936,577	$816	305,388,450	$305	$772,207	$(620,391)	$6,712	$(10,012)	$149,637	$(12,625)	$137,012
Stock-based compensation	—	—	—	—	3,992	—	—	—	3,992	—	3,992
Unrealized loss on short-term investments	—	—	—	—	—	—	—	26	26	—	26
Other comprehensive loss	—	—	—	—	—	—	—	1,053	1,053	(89)	964
Exercise of share option and restricted shares vesting	16,799,985	17	—	—	173	—	—	—	190	—	190
Net loss	—	—	—	—	—	(75,244)	—	—	(75,244)	(1,174)	(76,418)
Balance as of December 31, 2022	832,736,562	$833	305,388,450	$305	$776,372	$(695,635)	$6,712	$(8,933)	$79,654	$(13,888)	$65,766

The accompanying notes are integral part of these consolidated financial statements.

RENREN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2022

(In thousands of US dollars)

	For the years ended December 31,
	2021	2022
Cash flows from operating activities:
Net loss from continuing operations	$(103,406)	$(76,418)
Net income from discontinued operations	112,771	—

Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Share-based compensation expense	8,469	3,992
Impairment on and earnings (loss) in equity method investments	59,001	11,397
Reduction in the carrying amount of the right-of-use assets	823	721
Depreciation and amortization	329	756
Write-down of Inventory	250	—
Impairment on long-term investment without readily determinable fair values	1,526	44,474
Impairment on intangible asset	—	962
Write-offs of prepaid expenses and other current assets	2	—
Gain on settlement of accrued expenses and other current liabilities	(370)	—
Provision for amount due from the deconsolidated subsidiary	3,943	—
Consultant fee on security transfer	1,687	—
Fair value change of contingent consideration	(1,115)	—
Fair value change on long-term investment	—	10,422
Loss related to contingent liability settlement	13,246	—

Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(1,144)	(432)
Prepaid expenses and other current assets	(4,078)	2,853
Inventory	96	339
Other non-current assets	(93)	4
Accounts payable	701	(85)
Amounts due from/to related parties	—	(2)
Amount due from subsidiary held for sale	(1,627)	—
Accrued expenses and other current liabilities	1,641	(404)
Deferred revenue	2,020	1,701
Operating lease liabilities	(805)	(700)
Income tax payable	(74)	(3,402)
Net cash used in operating activities from continuing operations	(18,978)	(3,822)
Net cash provided by operating activities from discontinued operations	870	—
Total cash used in operating activities	(18,108)	(3,822)

RENREN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – continued

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2022

(In thousands of US dollars)

	For the years ended December 31,
	2021	2022
Cash flows from investing activities of continuing operations:
Payment for acquisition of subsidiaries, net of cash acquired	—	(1,836)
Proceeds from repayment of the note issued by OPI	67,985	—
Purchase of short-term investments	—	(24,030)
Proceeds from sales of long-term investments	454	—
Proceeds from disposal of equipment and property	1	—
Purchases of equipment and property	(103)	(5,537)
Purchases of intangible assets	—	(2,078)
Purchases of preferred share	(6,000)	—
Net cash outflow from deconsolidation of a subsidiary	(4,299)	—

Net cash provided by (used in) investing activities from continuing operations	58,038	(33,481)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Total cash provided by (used in) investing activities	58,038	(33,481)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of share options	275	190
Repayment of borrowings	(11,451)	(1,644)

Net cash used in financing activities from continuing operations	(11,176)	(1,454)
Net cash provided by financing activities from discontinued operations	267	—
Total cash used in by financing activities	(10,909)	(1,454)

Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	27,884	(38,757)
Net increase in cash and cash equivalents and restricted cash from discontinued operations	1,137	—
Cash and cash equivalents and restricted cash at beginning of year from continuing operations	34,087	65,247
Cash and cash equivalents and restricted cash at beginning of year from discontinued operations	3,162	—
Effect of exchange rate changes from continuing operations	(1,023)	1,470
Effect of exchange rate changes from discontinued operations	—	—
Cash and cash equivalents and restricted cash at end of year from continuing operations	$65,247	27,960
Cash and cash equivalents and restricted cash at end of year from discontinued operations	—	—

Supplemental schedule of cash flows information from continuing operations:
Interest paid	$51	$25
Income taxes paid	$—	$—

Supplemental schedule of cash flows information from discontinued operations:
Interest paid	$—	$—
Income taxes paid	$104	$—

Schedule of non-cash activities from continuing operations:
Obtaining right-of-use assets in exchange for operating lease liabilities	$—	$233

Schedule of non-cash activities from discontinued operations:
Obtaining right-of-use assets in exchange for operating lease liabilities	$614	$—
Gain on deconsolidation of subsidiaries	123,667	—

The accompanying notes are an integral part of these consolidated financial statements.

RENREN INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2022

(In thousands of US dollars, except share data and per share data, or otherwise noted)

1.ORGANIZATION AND PRINCIPAL ACTIVITIES

Renren Inc. was incorporated in the Cayman Islands. Renren Inc, its consolidated subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiaries (collectively referred to as the “Company”) operate two SaaS businesses, Chime and Trucker Path. Chime offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain leads, close transactions, and retain their clients. Trucker Path provides trip planning, navigation, freight sourcing, and a marketplace that offers truckers goods and services to operate their businesses. Our SaaS businesses currently generate 100% of their revenue from the U.S. market and comprise the majority of our revenue. Prior to 2019, the Company primarily engaged in the business of used car trading through Kaixin Auto Holdings (“Kaixin”). During the year ended December 31, 2020, the Company reached a resolution to dispose of Kaixin.

Deconsolidation of Kaixin

In December 2020, the Company approved the binding term sheet signed between Kaixin and Haitaoche Limited (“Haitaoche”). The binding term sheet sets forth the terms and conditions by which Haitaoche will merge with a newly formed wholly-owned subsidiary of Kaixin, with Haitaoche continuing as the surviving entity and a wholly-owned subsidiary of Kaixin (the “Merger”). As consideration for the Merger, Kaixin issued a number of ordinary shares of Kaixin to the shareholders of Haitaoche (the “Haitaoche Shareholders”) so that the Haitaoche Shareholders collectively held 51% of Kaixin’s share capital upon the closing of the Merger. The disposal of Kaixin represented a strategic shift and had a major effect on the Company’s results of operations. Accordingly, assets, liabilities, revenues, expenses, and cash flows related to Kaixin have been reclassified in the accompanying consolidated financial statements as discontinued operations for relevant periods presented. The consolidated balance sheet consolidated statements of operations, statements of comprehensive income, and consolidated statements of cash flows for the year ended December 31, 2021 have been adjusted to reflect this change.

On June 25, 2021, Kaixin completed the Merger with Haitaoche. Upon completion of the Merger, the Company’s ownership interest in Kaixin decreased to 33.3% from 69.4% as of December 31, 2020. The Company deconsolidated the financial statements of Kaixin from its consolidated financial statements (the “Kaixin Deconsolidation”) and, since June 25, 2021, the Company has accounted for its retained noncontrolling investment in Kaixin under the equity method of accounting. On June 30, 2022, the Company determined that the investment in Kaixin should be accounted for as equity investment with readily determinable fair value, a change in accounting from the equity method. This determination is substantiated by the decrease in ownership to 16.6% compared to 19.2% as of December 31, 2021 and the Company’s representative resigned from Kaixin’s Board of Directors which, combined, resulted in a lack of significant influence in Kaixin. Kaixin is a Cayman Islands company whose shares are listed on the Nasdaq Capital Market (NASDAQ: KXIN).

As of December 31, 2022, Renren Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

	Later of date		Percentage of
	of incorporation	Place of	legal ownership	Principal
Name of Subsidiaries	or acquisition	incorporation	by Renren Inc.	activities
Subsidiaries:
Chime Technologies, Inc.(“Chime”)	September 7, 2012	USA	77.8%	SaaS business
Trucker Path, Inc. (“Trucker Path”)	December 28, 2017	USA	77.8%	SaaS business
Lucrativ Inc.	January 22, 2018	USA	100%	SaaS business
Renren Giantly Philippines Inc.	March, 2018	Philippines	100%	SaaS business
Qianxiang Shiji Technology Development (Beijing) Co., Ltd. (“Qianxiang Shiji”)	March 21, 2005	PRC	100%	Investment holding

Variable Interest Entity:
Beijing Qianxiang Tiancheng Technology Development Co., Ltd. (“Qianxiang Tiancheng”)	October 28, 2002	PRC	N/A	Internet business

Subsidiaries of Variable Interest Entity:
Beijing Qianxiang Wangjing Technology Development Co., Ltd. (“Qianxiang Wangjing”)	November 11, 2008	PRC	N/A	Internet business
Shandong Jieying Huaqi Automobile Service Co., Ltd (“Shandong Jieying”)	July 20, 2017	PRC	N/A	Internet business

The VIE arrangements

PRC regulations currently limit direct foreign ownership of business entities providing value-added telecommunications services, online advertising services and internet services in the PRC where certain licenses are required for the provision of such services. Although the Company no longer operates businesses requiring the VIE, historically, the Company provided online advertising, Internet value-added services (“ IVAS”), and internet finance services through its VIE. Qianxiang Tiancheng, which is referred to as the “VIE”.

Qianxiang Shiji (“WFOE”), the Company’s Wholly Foreign-Owned Enterprise, entered into a series of contractual arrangements with the VIE that enable the Company to (1) have power to direct the activities that most significantly affects the economic performance of the VIE, and (2) receive the economic benefits of the VIE that could be significant to the VIE. Accordingly, the WFOE is considered the primary beneficiary of the VIE and has consolidated the VIE’s financial results of operations, assets and liabilities in the Company’s consolidated financial statements. In making the conclusion that the Company is the primary beneficiary of the VIE, the Company believes the Company’s rights under the terms of the exclusive option agreement and power of attorney are substantive given the substantive participating rights held by SB Pan Pacific Corporation as it relates to operating matters, which provide it with a substantive kick out right.

More specifically, the Company believes the terms of the contractual agreements are valid, binding and enforceable under PRC laws and regulations currently in effect. In particular, the Company also believes that the minimum amount of consideration permitted by the applicable PRC law to exercise the exclusive option does not represent a financial barrier or disincentive for the Company to currently exercise its rights under the exclusive option agreement. A simple majority vote of the Company’s board of directors is required to pass a resolution to exercise the Company’s rights under the exclusive option agreement, for which the consent from Mr. Joe Chen, who holds the most voting interests in the Company and is also the Company’s chairman and CEO, is not required. The Company’s rights under the exclusive option agreement give the Company the power to control the shareholders of the VIE and thus the power to direct the activities that most significantly impact the VIE’s economic performance. In addition, the Company’s rights under powers of attorney also reinforce the Company’s abilities to direct the activities that most significantly impact the VIE’s economic performance. The Company also believes that this ability to exercise control ensures that the VIE will continue to execute and renew service agreements that benefit the Company, currently largely comprised of Research and Development services to the Company’s SaaS businesses.. By charging service fees at the sole discretion of the Company, and by ensuring that service agreements are executed and renewed indefinitely, the Company has the right to receive substantially all of the economic benefits from the VIE.

The VIE and its subsidiaries hold the requisite licenses and permits necessary to conduct the Company’s business in PRC under the current business arrangements.

The contractual agreements below provide the Company with the power to direct the activities that most significantly affect the economic performance of the VIE and enable the Company to receive substantially all of economic benefits and absorb the losses of the VIE.

(1)Power of Attorney: WFOE hold irrevocable power of attorney executed by the legal owners of the VIE to exercise their voting rights on, including but not limited to, dividend declaration and, all matters at meetings of the legal owners of the VIE. Further, through such power of attorney the Company has the right to control the operations of the VIE. The power of attorney for Qianxiang Tiancheng remained in force for ten years until December 22, 2020. The VIE agreements were extended for another ten years through December 22, 2030 and will automatically renew upon the extension of the terms of the relevant business operations agreements until the earlier of the following events: (i) nominee loses his/her position in Qianxiang Shiji or Qianxiang Shiji issue a written notice to dismiss or replace nominee; and (ii) the business operations agreements among Qianxiang Shiji, Qianxiang Tiancheng and Qianxiang Tiancheng’s shareholders terminate or expire.
(2) Business Operations Agreement: The business operations agreements specifically and explicitly grant WFOE the principal operating decision making rights, such as appointment of the directors and executive management, of the VIE.

The terms of the business operations agreements for Qianxiang Tiancheng are ten years and will be extended automatically for another ten years unless the WFOE provide a 30-day advance written notice to the VIE and to each of the VIE’s shareholders requesting not to extend the term three months prior to the expiration dates of December 22, 2020. The agreements were extended for another ten years, through December 21, 2030. Neither the VIE nor any of the VIE’s shareholders may terminate the agreements during the terms or the extensions of the terms.

(3)Exclusive Equity Option Agreement: Under the exclusive equity option agreement, the WFOE have the exclusive right to purchase the equity interests of the VIE from the registered legal equity owners as far as PRC regulations permit a transfer of legal ownership to foreign ownership. The WFOE can exercise the purchase right at any portion and any time in the 10-year agreement period.

Without the WFOE’s consent, the VIE’s shareholders shall not transfer, donate, pledge, or otherwise dispose their equity shareholdings in the VIE in any way. The equity option agreement will remain in full force and effect until the earlier of: (i) the date on which all of the equity interests in the VIE have been acquired by the respective WFOE or its designated representative(s); or (ii) the receipt of the 30-day advance written termination notice issued by the respective WFOE to the shareholders of the VIE. The term of these agreements will be automatically renewed upon the extension of the term of the relevant exclusive equity option agreement.

(4)Spousal Consent Agreement: The spouse of each of the shareholders of Qianxiang Tiancheng acknowledged that certain equity interests of Qianxiang Tiancheng held by and registered in the name of his/her spouse will be disposed of pursuant to the equity option agreements. These spouses understand that such equity interests are held by their respective spouse on behalf of Qianxiang Shiji, and they will not take any action to interfere with the disposition of such equity interests, including, without limitation, claiming that such equity interests constitute communal property of marriage.
(5)Exclusive Technical and Consulting Services Agreement: The WFOE and registered shareholders irrevocably agree that the WFOE shall be the exclusive technology service provider to the VIE in return for a service fee which is determined at the sole discretion of the WFOE.

The term of each agreement is ten years and extends automatically for another ten years unless terminated by the WFOE. The WFOE can terminate the agreement at any time by providing a 30-day prior written notice. Qianxiang Tiancheng is not permitted to terminate the agreements prior to the expiration of the terms by December 21, 2030, unless the WFOE fails to comply with any of their obligations under this agreement and such breach makes the WFOE unable to continue to perform the agreements.

(6)Intellectual Property License Agreement: The WFOE and registered shareholders agree that the WFOE shall have the exclusive right to license its intellectual property rights to the VIE in return for a license fee. The license fee is determined at the discretion of the Company. The term of these agreements will be automatically renewed upon the extension of the term of the relevant intellectual property license agreement.

The term of the agreement will be extended for another five years with both parties’ consent. The WFOE may terminate the agreement at any time by providing a 30-day prior written notice. Any party may terminate the agreement immediately with written notice to the other party if the other party materially breaches the relevant agreement and fails to cure its breach within 30 days from the date it receives the written notice specifying its breach from the non-breaching party. The parties will review the agreement every three months and determine if any amendment is needed.

(7)Loan Agreements: Under loan agreements between the WFOE and each of the shareholders of the VIE, the WFOE made interest-free loans to the shareholders exclusively for the purpose of the initial capitalization and the subsequent financial needs of the VIE. The loans can only be repaid with the proceeds derived from the sale of all of the equity interests in the VIE to the WFOE or their designated representatives pursuant to the equity option agreements. The term of each of these loans is ten years from the actual drawing down of such loans by the shareholders of the VIE and will be automatically extended for another ten years unless a written notice to the contrary is given by the WFOE to the shareholders of the VIE three months prior to the expiration of the loan agreements.
(8)Equity Interest Pledge Agreement: Shareholders of the VIE have pledged all of their equity interests in the VIE with their respective WFOE. The WFOE are entitled to certain rights to sell the pledged equity interests through auction or other means if the VIE or the shareholders default on their obligations under other above-stated agreements.

The equity interest pledge is effective and will expire on the earlier of: (i) the date on which the VIE and their shareholders have fully performed their obligations under the loan agreements, the exclusive technical service agreement, the intellectual property right license agreement, and the equity option agreements; (ii) the enforcement of the pledge by the WFOE pursuant to the terms and conditions under this agreement to fully satisfy its rights under such agreements; or (iii) the completion of the transfer of all equity interests of the VIE by the shareholders of the VIE to another individual or legal entity designated by the WFOE pursuant to the equity option agreement and no equity interests of the VIE are held by such shareholders.

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries. As of December 31, 2021 and 2022, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,
	2021	2022
Cash and cash equivalents	$2,380	$1,210
Accounts receivable	106	98
Prepaid expenses and other current assets	1,204	1,221
Amounts due from related parties, net	762	715

Total current assets	4,452	3,244

Property and equipment, net	91	82
Long-term investments	45,765	5,731
Right-of-use assets	386	—
Other non-current assets	98	27

Total non-current assets	46,340	5,840

Total assets	$50,792	$9,084

Accounts payable	$290	$111
Accrued expenses and other current liabilities	7,654	8,154
Operating lease liabilities - current	336	214
Payable to investors	16	15
Amounts due to related parties	714	662
Income tax payable	2,848	1,474

Total current liabilities	11,858	10,630

Total non-current liabilities	—	—

Total liabilities	$11,858	$10,630

	Years ended December 31,
	2021	2022
Revenues	$367	$107
Income (Loss) from continuing operations	$1,434	$(53,045)

	Years ended December 31,
	2021	2022
Net cash provided by (used in) operating activities	$971	$(1,170)
Net cash provided by investing activities	$454	$—
Net cash used in financing activities	$—	$—

There are no consolidated VIE assets that are collateral for the VIE obligations and can only be used to settle the VIE obligations. There are no creditors (or beneficial interest holders) of the VIE that have recourse to the general credit of the Company or any of its consolidated subsidiaries. However, if the VIE ever need financial support, the Company or its subsidiaries may, at its option and subject to statutory limits and restrictions, provide financial support to its VIE through loans to the shareholders of the VIE or entrustment loans to the VIE.

Relevant PRC laws and regulations restrict the VIE from transferring a portion of its net assets, equivalent to the balance of its statutory reserve and its share capital, to the Company in the form of loans and advances or cash dividends. Please refer to Note 19 for disclosure of restricted net assets.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a).	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(b).	Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the years ended December 31, 2021 and 2022, the Company incurred a loss from operations of $19,469 and $16,163, and used cash of $18,978 and $3,822 in operating activities from continuing operations, respectively. As of December 31, 2022, the Company had cash and cash equivalents of $27,960, short-term investments of $24,004, and a working capital of $29,228. The Company assessed that it has the ability to continue as a going concern for the next 12 months following the issuance date of these financial statements.

(c).Principles of consolidation

The consolidated financial statements of the Company include the financial statements of Renren Inc., its subsidiaries, its VIE and VIE’s subsidiaries. All inter-company transactions and balances are eliminated upon consolidation.

(d).Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, allowance for doubtful accounts, the fair value of share-based compensation awards, the realization of deferred income tax assets, impairment of goodwill and indefinite-lived intangible assets, impairment of long-term investments, and the purchase price allocation and the fair value of contingent consideration for business acquisitions.

(e).Business combination

Business combinations are recorded using the acquisition method of accounting. The assets acquired, the liabilities assumed, and any non-controlling interests of the acquiree at the acquisition date, if any, are measured at their fair values as of the acquisition date. Goodwill is recognized and measured as the excess of the total consideration transferred plus the fair value of any non-controlling interest of the acquiree and fair value of previously held equity interest in the acquiree, if any, at the acquisition date over the fair values of the identifiable net assets acquired. Common forms of the consideration made in acquisitions include cash and common equity instruments. Consideration transferred in a business acquisition is measured at the fair value as of the date of acquisition. Acquisition-related expenses and restructuring costs are expensed as incurred.

(f).Discontinued operation

A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

For any component classified as held for sale or disposed of by sale or other than by sale that qualify for presentation as a discontinued operation in the period, the Company has reported the assets and liabilities of the discontinued operation as current asset of discontinued operation, and current liabilities of discontinued operation in the consolidated balance sheet. The results of operations of discontinued operation for the year ended December 31, 2021 have been reflected separately in the consolidated statements of operations as a single line item. Cash flows from discontinued operation of the three categories for the year ended December 31, 2021 was separately presented in the consolidated statements of cash flows.

(g).Cash and cash equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments purchased with original stated maturity of 90 days or less.

(h).Restricted cash

Restricted cash is the cash deposits pledged as security for the debt borrowings which are expected to be released in accordance with the debt agreement. The restriction will lapse when the related debt agreement is paid off. The restricted cash represents cash deposited into bank accounts which is not expected to be released within the next twelve months.

The cash deposits pledged as security were $9,284 and $9,159 as of December 31, 2021 and 2022. The restricted cash balances represent cash deposits pledged as security for debt borrowing of Kaixin and its subsidiary (“Kaixin Subsidiary”), under an irrevocable standby letter of credit issued by East West Bank in the amount of $8,277. The guarantees mature in March 2023 and August 2023, the Company has concluded the possibility of the Kaixin and Kaixin Subsidiary repaying the loans when due is remote and therefore, the Company will be required to extend the guarantee or pay the debt on their behalf. The Company believes the guarantee will not be released in the foreseeable future. The Company has, therefore, recorded a full provision for the value of the guarantee. As of the date of this filing, there have been no payments made on the letter of credit by Kaixin or Kaixin Subsidiary.

	As of December 31,
	2021	2022
Restricted cash	$9,284	$9,159
Less: Provision of restricted cash	(9,284)	(9,159)
Restricted cash, net	—	—

(i).Short-term investments

Short-term investments, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next 12 months, as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Available-for-sale securities as of December 31, 2021 and 2022 were nil, and $24,004, respectively. For the years ended December 31, 2021 and 2022, the change in fair value of available-for-sale securities was recognized in other comprehensive income amounting to nil, and $26, respectively.

(j).Fair value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1-inputs are based upon unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2-inputs are based upon quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

(k).Investments

Equity method investments

Equity investment in common stock or in-substance common stock of an entity where the Company can exercise significant influence, but not control, is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee between 20% and 50%.Other factors, such as representation on the investee’s board of directors, voting rights, the impact of commercial arrangements, and the extent to which the Company guarantees the investee’s obligations and is committed to provide additional funding are also considered in determining whether the equity method of accounting is appropriate. An investment in in-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to that entity’s common stock.

The Company considers subordination, risks and rewards of ownership, and the existence of obligations to transfer value when determining whether an investment in an entity is substantially similar to an investment in that entity’s common stock.

Under the equity method, the investment is initially recorded at cost and subsequently adjusted for the Company’s share of undistributed earnings or losses of the investee.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the affiliated company or has committed additional funding. When the affiliated company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of its share of losses not previously recognized.

The Company recorded impairment losses on equity method investments of nil, and nil in the impairment on and (loss) earnings in equity method investments, net of tax in the consolidated statements of operations for the years ended December 31, 2021 and 2022, respectively.

Equity Investments with Readily Determinable Fair Values

Equity investments with readily determinable fair values is investment in publicly-traded company for which the Company does not exercise significant influence and are measured at fair value based on the respective closing stock price at the period end date. Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real-time quotes in active markets. Subsequent changes in fair value are recognized in net gain (loss) on investments on the consolidated statements of operations.  The Company recorded loss on fair value changes of long-term investments of nil and $10,422 for the years ended December 31, 2021 and 2022, respectively.

Equity Investments without Readily Determinable Fair Values

In January 2018, the Company adopted Accounting Standards Update (‘‘ASU’’) 201601, Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities, and accounts for equity investments that do not have a readily determinable fair value using the measurement alternative prescribed within ASU 201601, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. The Company recorded impairment losses of $1,526 and $44,474 on equity securities without readily determinable fair values during the years ended December 31, 2021 and 2022, respectively.

(l).Accounts receivable and allowance for doubtful accounts

Accounts receivable represent those receivables derived in the ordinary course of business. An allowance for doubtful accounts is provided based on aging analyses of accounts receivable balances, historical bad debt rates, repayment patterns, and customer credit worthiness.

(m).Inventories

Inventories primarily consists of the purchased electronic logging devices for use of SaaS related business, which are stated at the lower of cost and net realizable value as of December 31, 2021 and 2022.

A valuation allowance is recorded to write down the cost of inventories to the estimated net realizable value, if lower than cost or products are slow-moving or damaged. When evaluating the need for a valuation allowance we evaluate factors such as historical and forecast consumer demand, obsolescence, and the economic environment. Net realizable value is determined by the estimated selling prices reduced by estimated additional cost of sale, selling expenses, and business taxes. The valuation allowance recognized for the inventories for the years ended December 31, 2021, and 2022 was $250 and nil, respectively.

(n).Property and equipment, net

Property and equipment, net is carried at cost less accumulated depreciation and any impairment. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Category	Estimated useful life
Server & network equipment	3 years
Computer equipment and application software	2-3 years
Furniture and vehicles	3-5 years
Building	30 years
Leasehold improvements	Over the lesser of the lease term or useful life of the assets

(o).Intangible assets

Intangible assets consist of computer software, customer relationships, technology and website domain name, etc. The Company performs valuation of the intangible assets arising from business combination to determine the relative fair value to be assigned to each asset acquired. Intangible assets with indefinite useful lives that are acquired separately are carried at cost less accumulated impairment losses. The acquired intangible assets are recognized and measured at fair value. Intangible assets with useful lives are amortized using the straight-line approach over the estimated economic useful lives of the assets as follows:

Category	Estimated useful life
Computer software	5 years
Customer relationships	10 years
Technology	8 years
Website domain name	Indefinite

(p).Leases

The Company leases premises for offices under non-cancellable operating leases. According to ASC 842, the lease liabilities are recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term. The right-of-use assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. As the rates implicit in the lease cannot be readily determined, the incremental borrowing rates at the lease commencement date are used in determining the imputed interest and present value of lease payments. The incremental borrowing rates were determined using a portfolio approach based on the rates of interest that the Company would have to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company recognizes the single lease cost on a straight-line basis over the remaining lease term for operating leases.

The Company has elected not to recognize right-of-use assets or lease liabilities for leases with an initial term of 12 months or less; expenses for these leases are recognized on a straight-line basis over the lease term.

(q).Impairment of long-lived assets and intangible assets with definite lives

The Company evaluates the recoverability of long-lived assets or asset group, including identifiable intangible assets, with determinable useful lives whenever events or changes in circumstances indicate that long-lived asset or asset group’s carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset or asset group against the estimated undiscounted future cash flows associated with it. The long-lived asset or asset group is not recoverable when the sum of the expected undiscounted future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is estimated based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. For the years ended December 31, 2021 and 2022, the Company recorded no impairment losses for long-lived assets or definite-lived intangible assets, and $962 impairment of intangible assets for the year ended December 31, 2022.

(r).Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.

Goodwill is not amortized, but tested for impairment annually, or more frequently if events and circumstances indicate that they might be impaired. The Company has an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In the qualitative assessment, the Company considers primary factors such as industry and market considerations, overall financial performance of the reporting unit which is described in more detail below, and other specific information related to the operations. Based on the qualitative assessment, if it is more likely than not that the fair value of each reporting unit is less than the carrying amount, the quantitative impairment test is performed.

The Company has adopted Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, for annual goodwill impairment tests from January 1, 2019. This guidance removes Step 2 of the goodwill impairment test, which required the estimation of an implied fair value of goodwill in the same manner as the calculation of goodwill upon a business combination. Under the new amendments, the Company’s goodwill impairment review involves the following steps: 1) qualitative assessment – evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors the Company considers include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, financial performance, or events specific to that reporting unit. If, or when, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, the Company would move to the quantitative method; 2) quantitative method –the Company performs the quantitative fair value test by comparing the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using the income approach. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, and assumptions that are consistent with the plans and estimates being used to manage the Company’s business, estimation of the long-term rate of growth for the Company’s business, estimation of the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The estimates are used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit.

The Company recorded no goodwill impairment for the years ended December 31, 2021 and 2022.

(s).Revenue recognition

The Company recognizes revenue when control of the good or service has been transferred to the customer, generally upon delivery to a customer. The contracts have a fixed contract price and revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company collects taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in revenues and cost of revenues. The Company generally expenses sales commissions when incurred because the amortization period is less than one year. These costs are recorded within selling and marketing expenses. The Company does not have any significant financing payment terms as payment is received at or shortly after the point of sale.

Revenue from Contracts with Customers (“ASC 606”) prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

The Company generated the majority of revenue from SaaS services.

SaaS revenue: SaaS revenue mainly includes the revenue generated from the subscription and advertising services provided by Chime and Trucker Path. The Company recognizes revenue for subscription services over the life of the subscription. For Chime’s advertising service, the Company acts as an agent to place advertisements on third-party websites or platforms. For Trucker Path’s advertising service, the Company acts as principal to place advertisements on Trucker Path’s platform. The Company recognizes revenue for advertising services over the advertising periods.

Other services: Other services mainly include revenue from the provision of back-office services to OPI and revenue from non-recurring sources.

The Company provides back-office services including accounting, legal, and business-related consulting services, which is a single performance obligation provided over the contract periods with pre-determined stand-alone selling price. The Company recognizes revenue over the contract periods.

The following tables disaggregate revenue by subscription, advertising, and other services:

	For the Years Ended December 31,
	2021	2022
Chime
Subscription services	$16,612	$22,816
Advertising services	2,026	1,884
Other services	14	—
	$18,653	$24,700
Trucker Path
Subscription services	$11,194	$17,982
Advertising services	1,906	2,325
Other services	45	630
	$13,144	$20,938
Other Operations
Other services	$422	$170

	$32,219	$45,808

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the Company’s performance obligation and has the unconditional right to payment. There were no contract assets recorded as of December 31, 2021 and 2022.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $2,622 and $4,323 as of December 31, 2021 and 2022, which is substantially recognized as revenue within one year. The amount of revenue recognized during the years ended December 31, 2021 and 2022 that was previously included in the deferred revenue as of December 31, 2020 and 2021 was $585 and $2,596, respectively.

(t).Cost of revenues

Cost of revenues consists of costs directly related to SaaS business and other services. The major cost components include direct amortization of purchased software, commission costs paid to third party distributors of our software such as Apple and Google Play Stores, and bandwidth costs paid to telecommunications carriers for hosting of servers.

(u).Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities.

Deferred income taxes are recognized when temporary differences exist between the tax basis of assets and liabilities and their reported amounts in the financial statements and are recorded as non-current in the consolidated balance sheet. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that a portion of or all of the deferred tax assets will not be realized.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2021 and 2022.

(v).Financial instruments

Financial instruments include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, long-term investments, amounts due from/to related parties, accounts payable, and short-term debt.

(w).Research and development expenses

Research and development expenses are primarily incurred for development of new services, features, and products for the Company’s SaaS business, to curate and append data to our applications, as well as to further improve the Company’s technology infrastructure to support these businesses. The Company expenses all research and development costs when incurred.

(x).Foreign currency translation

The functional and reporting currency of the Company is the United States dollar (“US dollar”). The financial records of the Company’s subsidiaries and VIE located in the PRC, Hong Kong, United Kingdom and Philippines are maintained in their local currencies, Renminbi (“RMB”), Hong Kong Dollar (“HKD”), British Pound Sterling (“GBP”) and Philippines Peso (“PHP”), respectively, which are also the functional currencies of these entities.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the balance sheet date. Transactions in currencies other than the functional currency during the year are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statements of operations.

The Company’s entities with functional currency of RMB, HKD, GBP and PHP translate their operating results and financial positions into US dollars, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Equity amounts are translated at historical exchange rates. Revenues, expenses, gains and losses are translated using the average rates for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as accumulated other comprehensive income (loss).

(y).Comprehensive (loss) income

Comprehensive (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. For the years presented, comprehensive (loss) income includes net (loss) income, foreign currency translation adjustments and net unrealized gain on available-for-sale investments. For the years ended December 31, 2021 and 2022, comprehensive income related to net unrealized gain on available-for-sale investments were nil and $26, respectively.

(z).Share-based compensation

Share-based compensation with employees, such as share options are measured based on the fair value of the equity instrument at the date of grant. The Company recognizes the compensation costs net of estimated forfeitures using the straight-line method, over the applicable vesting period. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Share options granted to employees with market conditions attached are measured at fair value on the grant date and are recognized as compensation costs over the estimated requisite service period, regardless of whether the market condition has been met.

A change in any of the terms or conditions of share options is accounted for as a modification of stock options. The Company calculates the incremental compensation cost of a modification as the excess of the fair value of the modified option over the fair value of the original option immediately before its terms are modified, measured based on the share price and other pertinent factors at the modification date. For vested options, the Company recognizes incremental compensation cost in the period the modification occurred. For unvested options, the Company recognizes, over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date.

(aa). (Loss) income per share

Basic (loss) income per ordinary share is computed by dividing net (loss) income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

Diluted (loss) income per ordinary share reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares. The Company had stock options, non-vested restricted shares, and contingent consideration, which could potentially dilute basic earnings per share in the future. Potential ordinary shares in the diluted net loss per share computation are excluded in periods of losses from continuing operations as their effect would be anti-dilutive, which was 132,013,001 and 138,318,013 for the years ended December 31, 2021 and 2022, respectively.

(bb). Contingent consideration

Where the consideration in an acquisition includes contingent consideration and the payment of which depends on the achievement of certain specified conditions post-acquisition, the contingent consideration is recognized and measured at its fair value at the acquisition date and if recorded as a liability, it is subsequently carried at fair value with changes in fair value reflected in earnings. If the contingent consideration is reclassified from a liability to equity, gains or losses recorded to account for the arrangement at fair value during the period in which it was classified as a liability is not reversed.

(cc). Recent accounting pronouncements not yet adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019, FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this standard beginning on January 1, 2023, and the adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This guidance is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this standard beginning on January 1, 2023, and the adoption of ASU 2021-08 did not have a material impact on the consolidated financial.

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s consolidated results of operations or financial position.

3.SIGNIFICANT RISKS AND UNCERTAINTIES

Foreign currency risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign

Exchange Trading System market. Cash and cash equivalents of the Company included aggregate amounts of $2,431 and $1,250 on December 31, 2021 and 2022, respectively, which were denominated in RMB.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable and amounts due from related parties. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank (SVB), at which the Company held cash and cash equivalents in multiple accounts, exposed the Company to significant credit risk prior to the completion by the Federal Deposit Insurance Corporation (FDIC) of the resolution of SVB in a manner that fully protected all depositors. The Company is in the process of transferring its accounts to one or more alternate depository institutions, the financial position of which management believes does not expose the Company to significant credit risk. Where possible, the Company will also continue to hold its excess cash in short-term investments and money market accounts to further limit exposure.

There were no customers that accounted for 10% or more of total revenue for the years ended December 31, 2021 and 2022.

No customers accounted for 10% or more of the balance of accounts receivable as of December 31, 2021 and 2022.

Amount due from Kaixin accounted for 83.8% and 83.9% of the balance of amount due from related party as of December 31, 2021 and 2022.

The Company provided full provision of amount due from Kaixin for the year ended December 31, 2021 and 2022, as the Company concludes the possibility of Kaixin paying the loans is remote.

4.ACQUISITION

Acquisition of Rentancy, Ltd. (Rentancy)

On August 19, 2022, for the purpose of entering into the high growth rental property management business the Company acquired 100% equity interest of Rentancy from third parties for cash consideration of $548.

The acquisition was accounted for as a business combination. Accordingly, the acquired assets and liabilities were recorded at their fair value at the date of acquisition. The purchase price allocation was based on a valuation analysis that utilized and considered generally accepted valuation methodologies such as the income and cost approach. The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable judgment from management. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. The Company determined discount rates to be used based on the risk inherent in the acquired company’s current business model and industry comparisons. Terminal values are based on the expected life of assets, stage in the company’s life cycle, and forecast terminal growth rate.

The table below presented the allocation of purchase price to the major classes of assets and liabilities acquired as of August 19, 2022:

Amount
USD
Cash consideration	$548
Total	$548

Current assets	$5
Property, plant and equipment, net	6
Intangible assets	407
Goodwill	248
Current Liabilities	(8)

Non-current Liabilities	(110)
Total	$548

The net revenue and net loss of Rentancy since the acquisition date and that were included in the Company’s consolidated statements of operations for the year ended December 31, 2022 are $35 and $417, respectively.

Prior to the acquisition, Rentancy did not prepare its financial statements in accordance with US GAAP. The Company determined that the cost of reconstructing the financial statement of Rentancy for the periods prior to the acquisition outweighed the benefits. Based on an assessment of the financial performance and a comparison of Rentancy’s and the Company’s financial performance for the fiscal year prior to the acquisition, the Company did not consider on its own to be material to the Company. Thus the Company’s management believes that the presentation of pro forma financial information with respect to the results of operations of the Company for the business combination is impractical.

Assets from acquisition of Guangzhou Yupu Software Technology Co., Ltd. (“Guangzhou Yupu”)

On April 6, 2022, for the purpose of entering into the full-service freight management business the Company acquired 100% of certain assets of Guangzhou Yupu, a third party, for a cash consideration of $962.

The acquisition was accounted for as an asset acquisition. Accordingly, the acquired assets and liabilities were based on the cost accumulation method. As of December 31, 2022, the Group made full impairment of $962 of the indefinite-lived intangible assets acquired in the acquisition of Guangzhou Yupu due to the scalability of the asset in the highly competitive full-service freight management industry, the volatility in global economic policies, and the lack of interoperability with our existing platform services.

Acquisition of Four Keys Logistics, LLC (“Four Keys”)

On April 13, 2022, for the purpose of entering the full-service dispatch business for the trucking industry the Company acquired 100% of certain assets of Four Keys from third parties for a cash consideration of $334.

The acquisition was accounted for as a business combination. Accordingly, the acquired assets and liabilities were recorded at their fair value at the date of acquisition. The purchase price allocation was based on a valuation analysis that utilized and considered generally accepted valuation methodologies such as the income and cost approach.

The table below presented the allocation of purchase price to the major classes of assets and liabilities acquired as of April 13, 2022:

Amount
USD
Cash consideration	$334

Intangible assets identified from the acquisition
- Technology platform	37
- Customer relationship	138
Goodwill	166
Current liabilities	(7)
Total	$334

The net revenue and net loss of Four Keys since the acquisition date and that were included in the Company’s consolidated statements of operations for the year ended December 31, 2022 are $306 and $656, respectively.

The assets acquired and liabilities assumed and operations of Four Keys prior to the acquisition were not material.

5.PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2021	2022
Building	$—	$5,281
Computer equipment and application software	3,224	3,034
Server & network equipment	1,137	329
Furniture and vehicles	66	61
Leasehold improvements	381	352
Less: accumulated depreciation	(4,592)	(3,510)
Property and equipment, net	$216	$5,547

Depreciation expenses were $329 and $196 for the years ended December 31,2021 and 2022, respectively.

6.INTANGIBLE ASSETS, NET

	As of December 31,
	2021	2022
Website domain name	$—	1,500
Technology platform	325	782
Customer relationships	610	741
Computer software	—	72
Trade name	540	540
Intangible assets, gross	1,475	3,635
Accumulated amortization	(1,150)	(1,210)
Intangible assets, net	$325	$2,425

Amortization expenses for the years ended December 31, 2021 and 2022 were $nil and $560, respectively. The Company made impairment of intangible assets of nil and $962 for the years ended December 2021 and 2022, respectively. The following schedule, by fiscal years, of amortization amount of intangible assets, excluding non-amortizable intangible assets, as of December 31, 2022:

2023	$80
2024	80
2025	80
2026	80
2027	80
2028	80
Thereafter	445
Total	$925

7.KAIXIN DECONSOLIDATION

On June 25, 2021, Kaixin completed a reverse acquisition with Haitaoche, in which Kaixin issued (the “Issuance”) an aggregate of 74,035,502 ordinary shares to acquire 100% of the share capital of Haitaoche. Following the Issuance, Renren owned less than 50% of the Kaixin outstanding ordinary shares and lost control of Kaixin. The management of Haitaoche became the management of the post-merger Kaixin and obtained the right to elect a majority of Kaixin’s board of directors.

Accordingly, Renren deconsolidated Kaixin’s financial statements, effective June 25, 2021, referred to as the “Kaixin Deconsolidation”.

In connection with the Kaixin Deconsolidation, Renren recorded a gain on deconsolidation of $123,667 which is included in gain on deconsolidation of subsidiaries, net of tax of nil, in the consolidated statements of operation as part of income from discontinued operations for the year ended December 31, 2021. On June 25, 2021, the Company calculated a gain regarding the deconsolidation of the Kaixin as follows.

As of June 25,
2021
Fair value of retaining noncontrolling interest in Kaixin	$111,309
Preferred shares of Kaixin	6,000
Carrying amount of noncontrolling interest in Kaixin	23,608
Less: Net assets of Kaixin	(17,250)
Gain on deconsolidation of Kaixin	$123,667

Upon completion of the Kaixin Deconsolidation, the Company’s ownership interest in Kaixin from 69.4% as of December 31, 2020 decreased to 33.3% (Note 1). The Company accounts for its remaining equity interest in Kaixin under the equity method and have no plans to dispose of the investment within 12 months (Note 8).

Accordingly, revenues and expenses and cash flows related to Kaixin have been reclassified in the consolidated financial statements as discontinued operations for the year ended December 31, 2021. As a result of the deconsolidation of Kaixin, the Company reevaluated its operating segments. Refer to Note 18.

8.LONG-TERM INVESTMENTS

		As of December 31,
	Note	2021	2022
Equity method investments:
Kaixin Auto Holdings	(i)	$32,045	$—
Fundrise, L.P.	(ii)	11,912	12,085
Other	(iii)	4,979	5,004

Total equity method investments		48,936	17,089

Equity investment with readily determinable fair values
Kaixin Auto Holdings	(i)	$—	$9,636

Equity investment without readily determinable fair values
Infinites Technology (Cayman) Holding Limited	(iv)	40,000	—
Preferred shares of Kaixin Auto Holdings	(v)	4,474	—
Suzhou Youge Interconnection Venture Capital Center		785	725
Total equity investments without readily determinable fair values		45,259	725

Total long-term investments		$94,195	$27,450
(i)	Upon completion of the Kaixin Deconsolidation, shares transfer related to the settlement of contingent liabilities (Note 15). As well transfer of 1.6 million shares of Kaixin held by the Company on November 30, 2021 to CPL Yellow Stone Limited as a consultant’s fee regarding the transfer of 22.8 million shares in the escrow arrangement. The Company’s equity interest in Kaixin decreased to 19.2% as of December 31, 2021. The Company accounts for its equity interest in Kaixin under the equity method as it is deemed to have the ability to exercise significant influence over Kaixin’s operating and financial policies through a combination of its voting interest, its right to designate a board member and intra-entity transactions it conducts with Kaixin.

The Company recognized its share of loss of $63,388 from Kaixin for the year ended December 31, 2021.

On June 30, 2022, the Company’s equity interest in Kaixin decreased to 16.6% and the resignation of the Company’s representative from Kaixin’s Board of Directors, which combined resulted in a lack of significant influence in Kaixin. Thus, from June 30, 2022, the investment in Kaixin should be accounted for as equity investment with readily determinable fair value, a change in accounting the equity method. For the year ended December 31, 2022, the Company recognized a $10,422 unrealized loss as a change of fair value to the investment of Kaixin, which was booked in loss from fair value change of a long-term investment on the consolidated statements of operations. Prior to the change in accounting method, the Company recognized its share of loss of $11,986 from Kaixin under equity method in the year ended December 31, 2022 and recorded in Impairment on and earnings (loss) in equity method investments, net of tax in the consolidated statement of operations.

(ii)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2021 and 2022 and recognized its share of gain of $83 and $173 for the years ended December 31, 2021 and 2022, respectively.
(iii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,569 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2021 and 2022 and recognized its share of gain of $4,304 and $416 for the years ended December 31, 2021 and 2022, respectively.
(iv)	The investment of Infinites Technology (Cayman) Holding Limited (“Infinites”), which is the holding company of Beijing Infinities, was acquired in connection with the disposition of the SNS business in 2018. For the year ended December 31, 2022, the Company made full impairment of the investment of Infinites as a result of adverse change in the government regulatory, economic and technological environment, the continuing worsened general market condition of both the geographic area and the industry in which the investees operate, and negative financial trends within the investee.
(v)	On March 31, 2021, the Company purchased a convertible preferred shares from Kaixin for a total consideration of $6,000. The Company recognized the preferred shares of Kaixin as an investment without readily determinable fair values. For the years ended December 31, 2021 and 2022, the Company respectively recorded $1,526 and $4,474 impairment loss of the preferred shares based on its fair value determined by management’s consideration of the investee’s negative financial trends and the Kaixin Subsidiary default on the standby letter of credit guaranteed by the Company. As of December 31, 2022, the Company has received $74 in dividend income related to the Kaixin preferred shares.

Summarized Financial Data for Equity-Method Investment

The Company’s investment in Fundrise, L.P. is material in relation to its financial position.

The financial statements information of Fundrise. L.P. as of and for the years ended December 31, 2021 and 2022 were summarized below:

	As of December 31,
	2021	2022
Current assets	$9,591	$9,754
Noncurrent assets	$2,613	$2,613
Current liabilities	$49	$36

	For the years ended
	December 31,
	2021	2022
Revenue	$128	$346
Income from operations	$85	$309
Net income	$85	$176
Net income attributable to the Company	$83	$173

9.GOODWILL

Amount
Balance at January 1, 2021	124
Exchange difference	—
Balance at December 31, 2021	$124
Addition	414
Exchange difference	9
Balance at December 31, 2022	$547

10.SHORT -TERM DEBT

		As of December 31,
	Note	2021	2022
Silicon Valley Bank	(i)	$1,585	$—
(i)	In April 2020, the Company entered into a long-term Paycheck Protection Program (PPP) loan agreement with Silicon Valley Bank for $1,585. The loan bears an annual interest rate of 1.0% and has a loan period of 24 months. The PPP loan was forgiven in 2022.

11.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2021	2022
Other tax payable	$4,467	$4,551
Accrued professional fee and marketing expense	2,698	1,254
Employee payroll and welfare	1,122	2,367
Staff reimbursement	211	93
Others	3,556	3,455
Total	$12,054	$11,720

12.OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases expire through 2023 and are renewable upon negotiation.

For the year ended December 31, 2022, cash paid for amounts included in the measurement of lease liabilities was $700.

The operating lease cost and short-term lease cost for the years ended December 31, 2021 and 2022 were as follows:

	For the Years Ended December 31,
	2021	2022
Selling expenses	$174	$160
Research and development expenses	171	379
General and administrative expenses	533	717
Total operating lease cost	878	1,256

Short-term lease cost	59	88

Total lease cost	$937	$1,344

The weighted average remaining lease term as of December 31, 2021 and 2022 was 1.13 and 0.62 years, and the weighted average discount rate of the operating leases was 10.60% and 10.30%.

Maturities of lease liabilities as of December 31, 2022 were as follows:

Operating Lease
2023	$301
2024	—
Total undiscounted lease payment	301
Less: Imputed interest	—
Present value of lease liabilities	$301

13.INCOME TAXES

The Company and subsidiaries incorporated in the Cayman Islands are not subject to income or capital gains taxes under the current laws of the Cayman Islands.

The Company’s subsidiaries incorporated in the US are subject to state income tax and federal income tax at different tax rates, depending upon taxable income levels. The U.S. federal statutory tax rate is 21%.

The Company’s subsidiaries incorporated in Hong Kong are subjected to Hong Kong profits tax. With effect from April 1, 2018, a two-tiered profits tax rate regime applies. The profits tax rate for the first HKD 2 million of corporate profits is 8.25%, while the standard profits tax rate of 16.5% remains for profits exceeding HKD 2 million. In fiscal year ended December 31, 2021 and 2022, the Hong Kong subsidiary Renren Giantly Limited had immaterial assessable profits.

Renren Giantly Philippines Inc was established in 2018 and incorporated in the Philippines, which is subject to 30% enterprise income tax rate for the years ended December 31, 2020, and decreased to 25% for the years ended December 31, 2021 and 2022 due to the epidemic. Renren Giantly Philippines Inc did not have taxable income and no income tax expense was provided for in the fiscal years ended December 31, 2021 and 2022.

The Chinese Enterprise Income Tax (EIT) Law includes a provision specifying that legal entities organized outside PRC will be considered residents for Chinese income tax purposes if their place of effective management or control is within the PRC. If legal entities organized outside PRC were to be considered residents for Chinese income tax purpose, they would become subject to the EIT Law on their worldwide income. This would cause any income from legal entities organized outside PRC to be subject to PRC’s 25% EIT. The EIT Law Implementation Rules provide that non-resident legal entities will be considered PRC residents if substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. reside within PRC.

Despite the present uncertainties resulting from the limited PRC tax guidance on the issue, the Company does not believe that the legal entities organized outside the PRC should be characterized as PRC residents for EIT Law purposes.

Under the EIT Law and its implementation rules which became effective on January 1, 2008, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in PRC to its foreign investors who are non-resident enterprises are subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with PRC that provides for a different withholding arrangement. The Cayman Islands, where the Company is incorporated, does not have a tax treaty with PRC.

The Company’s subsidiaries and VIE located in the PRC had aggregate accumulated deficits as of December 31, 2022. Accordingly, no deferred tax liability had been accrued for the Chinese dividend withholding taxes as of December 31, 2022.

The current and deferred component of income tax expenses which were attributable to the Company’s PRC subsidiaries, VIE, and VIE’s subsidiaries, are as follows:

	For the Years Ended December 31,
	2021	2022
Current income tax benefit	$(969)	$(2,342)
Deferred income tax expenses	—	—
Total income tax benefit	$(969)	$(2,342)

The principal components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2022
Deferred tax assets
Provision for doubtful accounts	$4,875	$4,504
Write-down for inventory	52	52
Allowance for prepaid expenses and other current assets	4,952	4,575
Accrued payroll and welfare	150	138
Provision of the restricted cash	571	527
Provision of amount due from a related party	639	590
Accrued liabilities	2,475	2,287
Advertising fee	578	533
Employee education fee	19	18
Goodwill and intangible asset impairment	6,960	6,430
Net operating loss carry forwards	24,742	24,271
Total Deferred tax assets	46,013	43,925
Less valuation allowance	(46,013)	(43,925)

Deferred tax assets, net	$—	$—

The roll forward of valuation allowances of deferred tax assets for the year ended December 31, 2022 were as follows:

The Year ended
December 31, 2022
Balance as of beginning of year	$(46,013)
Addition	(2,274)
Expiration of NOL	1,668
Utilization of deferred tax assets	506
Decrease relating to disposal of entities	1
Foreign currency translation adjustments	2,187
Balance as of end of year	$(43,925)

The Company operates through multiple subsidiaries, VIE, and the VIE’s subsidiaries. The valuation allowance is considered on each entity an individual entity basis. The subsidiaries, VIE, and VIE’s subsidiaries have total deferred tax assets related to net operating loss carry forwards of $24,742 and $24,271 as of December 31, 2021 and 2022, respectively. The Company assessed the available evidence to estimate if sufficient future taxable income would be generated to use the existing deferred tax assets. As of December 31, 2021 and 2022, valuation allowances were established because the Company believes that it is more likely than not that its deferred tax assets will not be realized as it does not expect to generate sufficient taxable income in the near future. As of December 31, 2022, the Company had net operating losses of $25,248 from China and Philippines subsidiaries, which can be carried forward to offset future taxable profit. Net operating losses of $10,384, $7,579, $3,682, $1,110 and $2,493 will expire by 2023, 2024, 2025, 2026 and 2027 respectively, if not utilized. As of December 31, 2022 and 2021, the Company had federal net operating loss of approximately $74,174 and $68,412, respectively, and state net operating loss carryforwards of approximately $72,148 and $68,412, respectively. The Company files state tax returns in Arizona, California and Utah. For the federal income tax, the net operating loss does not have an expiring date. For the state income tax, the net operating loss begins to expire starting in the year of 2038 for all the three states.

Loss before provision for income tax is attributable to the following geographic locations for the years ended December 31, 2021 and 2022:

	For the Years Ended December 31,
	2021	2022

United States	$(2,043)	$(6,245)
Foreign	(43,331)	(61,118)
Total loss before provision of income tax	$(45,374)	$(67,363)

A reconciliation of the income tax amount computed by applying the statutory federal income tax rate (21% in 2021 and 2022) to loss before the provision of income taxes and the actual provision for income taxes is as follows:

	For the Years Ended December 31,
	2021	2022

Loss before provision of income tax	$(45,374)	$(67,363)
Federal statutory income tax rate	21%	21%
Income tax at statutory rate	(9,529)	(14,146)
Taxable deemed interest income from inter-company interest-free loans	(971)	(2,317)
Net operating loss not applicable for carryforward	980	1,386
Non-deductible expenses	2	1
Non-deductible expenses related to share-based compensation	1,778	806
Non-taxable income from fair value change gain of contingent consideration	(234)	—
Non-taxable loss from fair value loss of a long-term investment	—	2,189
Non-taxable loss from losses related to contingent liability settlement	2,782	—
Effect of income tax rate differences in jurisdictions other than the US	778	9,756
Effects of Company cancellation	—	(116)
Changes in valuation allowance	3,445	99
Income tax benefit	$(969)	$(2,342)

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. Tax years after 2017 for the U.S. federal jurisdiction and PRC subsidiaries, VIE, and VIE’s subsidiaries remain subject to tax examination as of December 31, 2022, at the tax authority’s discretion.

14.ORDINARY SHARES

During the years ended December 31, 2021 and 2022, 46,492,464 and 16,799,985 of Class A ordinary shares were issued due to the exercise of share options or vesting of restricted shares under share-based compensation.

15.FAIR VALUE MEASUREMENTS

Assets and liabilities disclosed at fair value

The Company measures its amounts due from/to related parties, equity investments without readily determinable fair values, short-term and long-term debt at amortized cost. The carrying values of assets and liabilities disclosed at fair value are determined using the fair value hierarchy as described in Note 2 (g). Accordingly, Cash and cash equivalents and restricted cash approximated fair value and represented a level 1 measurement. Short-term investments were comprised of corporate bonds/notes and U.S. treasuries with determinable fair market value, and thus represented a level 1 measurement. Equity investments without readily determinable fair values represented a level 3 measurement considering inputs are unobservable and reflect management’s estimates of assumptions that market participants use in pricing the investments. Equity investments with readily determinable fair values represented a level 1 measurement considering the investment is in publicly-traded company and pricing information is provided on an ongoing basis. The carrying value of the debt obligations approximate fair value considering the borrowing rates are at the same level of the current market yield for the comparable debts and represent a level 2 measurement. The carrying value of current amounts due from /to other related parties’ approximate fair value due to their relatively short maturity.

Assets and liabilities measured at fair value on a recurring basis

The Company did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2021 and 2022.

Settlement of contingent consideration

Pursuant to the equity purchase agreements entered between Kaixin and Kaixin’s original dealers and after-sale service center operators prior to Kaixin’s IPO in April 2019, Kaixin committed to make certain payments of its ordinary shares to such dealers and operators, subject to certain payment triggers including the operating performance of the dealerships and service centers and Kaixin stock price(Contingent Consideration). In connection with Kaixin’s IPO on April 30, 2019, the Company agreed to assume the Consideration from Kaixin.

The Contingent Consideration was recognized at fair value on the Company’s consolidated balance sheet, subject to periodic adjustment with the changes in fair value recognized as gain/loss in the statement of operations. The Company recorded a gain of $1,115 and nil from changes in fair value of the Contingent Consideration in the years ended December 31, 2021 and 2022, respectively.

On November 30, 2021, the Company transferred 13.4 million shares in Kaixin it held, for no consideration, to AUTOD2D, LTD, to fully settle the Contingent Consideration. With the transfer of the Kaixin shares, the Contingent Consideration with balance of $944 was fully settled and a $13,246 difference between the balance of the Contingent Consideration and carrying value of the 13.4 million shares in Kaixin was recorded as a loss from settlement of the Contingent Consideration was recognized in the year ended December 31,2021.

The following is a reconciliation of the beginning and ending balances for Contingent Consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

Amounts
Balance at January 1, 2021	$2,059
Fair value change	(1,115)
Settle with shares of Kaixin held by the Company	(944)
Exchange difference	—
Balance at December 31, 2021	$—

Assets measured at fair value on a nonrecurring basis

The Company measures its property, equipment, intangible assets, and equity investment without readily determinable fair value at fair value on a nonrecurring basis whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. The Company measures the purchase price allocation at fair value on a nonrecurring basis as of the acquisition dates.

Goodwill is evaluated for impairment annually or more frequently if events or conditions indicate the carrying value of a reporting unit may be greater than its fair value. Impairment testing compares the carrying amount of the reporting unit with its fair value.

16.SHARE-BASED COMPENSATION

Renren Stock options

Renren Inc. (“Renren”) adopted the 2006 Equity Incentive Plan (the “2006 Plan”), the 2008 Equity Incentive Plan (the “2008 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”), the 2011 Share Incentive Plan (the “2011 Plan”), the 2016 Share Incentive Plan (the “2016 Plan”), the 2018 Share Incentive Plan (the “2018 Plan”) and the 2021 Share Incentive Plan (the “2021 Plan”) (collectively the “Equity Incentive Plans”), for the purpose of granting stock options and incentive stock options to employees and executives to provide incentives for future service and retention. In 2006, Renren Inc. adopted the 2006 Plan to replace the equity incentive plans adopted during the years ended December 31, 2003, 2004 and 2005. 2006 Plan, 2008 Plan and 2009 Plan expired as of December 31, 2021. On November 4, 2021, the board of directors of the Company approved the adoption of the 2021 Plan. The following is the maximum aggregate number of shares which may be issued pursuant to all awards under the 2009 Plan, 2011 Plan, 2016 Plan, 2018 Plan and 2021 Plan:

Maximum
aggregate
number of
shares
2011 Plan	110,014,158
2016 Plan	53,596,236
2018 Plan	107,100,000
2021 Plan	56,000,000

The term of the options may not exceed ten years from the date of the grant. The awards under the above plans are subject to vesting schedules ranging from immediately upon grant to six years subsequent to grant date.

The Company did not grant any options under these plans for any periods presented.

The following table summarizes information with respect to share options outstanding as of December 31, 2022:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	95,021,055	2.04	$0.01	$0.02	95,021,055	2.04	$0.01	$0.02
	95,021,055			$0.02	95,021,055			$0.02

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2021	112,526,121	$0.01

Exercised	(16,799,985)	$0.01
Forfeited	(705,081)	$0.01

Balance, December 31, 2022	95,021,055	$0.01

Exercisable, December 31, 2022	95,021,055	$0.01

Expected to vest, December 31, 2022	—	$—

For employee stock options, the Company recorded share-based compensation from continuing operations of $4,959 and $484 for the years ended December 31, 2021 and 2022, respectively, based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method. For Renren stock plans, no share-based compensation was recognized from discontinued operations for any period presented.

For the years ended December 31, 2021 and 2022, there was no share-based compensation recorded for non-employee options.

As of December 31, 2022, there was no unrecognized share-based compensation expense relating to share options.

Renren Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2021	48,361,004	$0.12

Granted	9,044,460	$0.33
Vested (i)	(21,267,315)	$0.14
Forfeited	(874,515)	$0.21

Outstanding as of December 31, 2022	35,263,634	$0.14

(i)	On October 7, 2021, the Company entered into a Stipulation of Settlement (the “Stipulation”) as a nominal defendant with respect to the consolidated shareholder derivative lawsuits. Pursuant to the Stipulation, the Company shall set the record date for determining holders of the Company’s Class A ordinary shares and American Depositary Shares who are entitled to receive distributions from the Settlement (the “Record Date”) on the earliest practicable date after the Stipulation and the settlement of the action is approved by the court and such approval has become final. On December 10, 2021, the court issued a written order formally denying the motion to approve the Stipulation and Settlement (the “Order”), which prevented the Company from setting the Record Date as originally contemplated under the Stipulation and, consequently, may cause a material increase in the amount of the Settlement. In order to mitigate the Order’s impact on the settlement, including the amount of the Settlement, and pursuant to the Board’s general administrative authority under the Equity Incentive Plans, the Board deems it to be in the best interest of the Company and its shareholders as a whole to suspend vesting of the equity awards, including share options and restricted shares under Equity Incentive Plans, from January 1, 2022, through and until the completion of the Settlement (the “Vesting Suspension”) The Vesting Suspension had been lifted on January 13, 2023. During suspended vesting, the Company continued to record expenses for all granted shares consistent with the vesting schedules.

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares from continuing operations of $3,494 and $3,024 for the years ended December 31, 2021 and 2022, respectively. For Renren stock plan, no compensation expense from restricted shares was recognized in discontinued operations for any period presented.

Total unrecognized compensation expense amounting to $4,869 related to nonvested restricted shares granted as of December 31, 2022. The expense is expected to be recognized in continuing operations over a weighted-average period of 1.10 years.

Equity Incentive Plan of Chime Technologies, Inc. and Trucker Path, Inc.

The following disclosure reflects the impact of a 1:200 reverse stock split authorized during 2022. The reverse split has no impact on the financial statements of the company or equity of the plan companies.

On July 13, 2020, Chime Technologies, Inc. and Trucker Path, Inc. adopted stock incentive plans, whereby affected for a 1:200 reverse stock split, 150,000 ordinary shares of Chime Technologies, Inc. (“2020 Chime Plan”) and 150,000 ordinary shares of Trucker Path, Inc. (“2020 Trucker Path Plan”) are made available for future grant for employees or consultants of Chime and Trucker Path, respectively, either in the form of incentive share options or restricted shares. On November 4, 2021, Chime Technologies, Inc. and Trucker Path, Inc. approved the adoption of their 2021 stock incentive plans, whereby 25,000 ordinary shares of Chime Technologies, Inc. (“2021 Chime Plan”) and 25,000 ordinary shares of Trucker Path, Inc. (“2021 Trucker Path Plan”) are made available for future grant for employees or consultants of Chime and Trucker Path, respectively, either in the form of incentive share options or restricted shares.

The term of the options may not exceed ten years from the date of the grant. The awards under the above plans are subject to vesting schedules ranging from immediately upon grant to four years subsequent to grant date.

During 2020, Chime issued an aggregate of 41,730 options under the 2020 Chime Plan to certain of its directors, officers and employees as compensation for their services. The weighted-average grant-date fair value of the share options granted during the period presented was $4.00 per option.

During 2020, Trucker Path issued an aggregate of 34,355 options under the 2020 Trucker Path Plan to certain of its directors, officers and employees to compensate their services. The weighted-average grant-date fair value of the share options granted during the period presented was $2.00 per option.

During 2022, Chime issued an aggregate of 19,726 options under 2021 Chime Plan to certain of its directors, officers and employees as compensation for their services. The weighted average grant-date fair value of the share options granted during the period presented was $34.00 per option.

During 2022, Trucker Path issued an aggregate of 18,070 options under the 2021 Trucker Path Plan to certain of its directors, officers and employees to compensate their services. The weighted-average grant-date fair value of the share options granted during the period presented was $66.00 per option.

The Company recorded share-based compensation for Chime Plan and Trucker Path Plan from continuing operations of $6 and $10, respectively, for the year ended December 31, 2021, and $176 and $308, respectively, for the year ended December 31, 2022, based on the fair value on the grant dates over the requisite service period of award using the straight-line method. The Company did not have any compensation expenses from discontinued operations.

As of December 31, 2022, there were $498 and $911 unrecognized share-based compensation expense relating to share options of Chime Plan and Trucker Path Plan, respectively. This amount is expected to be recognized over a weighted-average vesting period of 2.93 and 2.98 years for Chime Plan and Trucker Path Plan, respectively.

In determining the fair value of share options, a binomial option pricing model is applied. Assumptions used to estimate the fair values of the share options granted or modified were as follows:

	For the Years ended December 31, 2022
	Chime	Trucker Path
Risk-free interest rate (1)	1.52%	1.52%
Volatility (2)	43%	48%
Expected term (in years) (3)	10	10
Exercise price (4)	$73.35	$133.00
Dividend yield (5)	—	—
Fair value of underlying ordinary share (6)	34.00	66.46
(1)	Risk-free interest rate

Risk-free interest rate was estimated based on the yield to maturity of treasury bonds of the United States with a maturity period close to the expected life of the options.

(2)	Volatility

The volatility of the underlying ordinary shares during the life of the options was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the options.

(3)	Expected term

For the options granted to employees, the Company estimated the expected term based on the vesting and contractual terms and employee demographics.

(4)	Exercise price

The exercise price of the options was determined by the Company’s board of directors.

(5)	Dividend yield

The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.

(6)	Fair value of underlying ordinary shares

The estimated fair value of the ordinary shares underlying the options as of the valuation date was determined based on a contemporaneous valuation. When estimating the fair value of the ordinary shares on the valuation dates, management has considered a number of factors, including the result of a third- party appraisal of the Company, while taking into account standard valuation methods and the achievement of certain events. The fair value of the ordinary shares in connection with the options granted on the valuation date was determined with the assistance of an independent third -party appraiser.

The following table summarizes information with respect to share options outstanding of Chime Plan as of December 31, 2022:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00 and 73.35	49,748	8.46	$31.19	$39.06	28,816	7.93	$16.87	$52.33
	49,748			$39.06	28,816			$52.33

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2021	33,690	6.00	4.00
Granted	19,726	73.35	34.00
Forfeited	(3,668)	26.72	18.29
Balance, December 31, 2022	49,748	31.19	15.11
Exercisable, December 31, 2022	28,816	16.87
Expected to vest, December 31, 2022	20,932	51.34

The following table summarizes information with respect to share options outstanding of Trucker Path Plan as of December 31, 2022:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00 and 133.00	51,005	8.40	$49.60	$81.94	30,937	7.90	$22.98	$107.78
	51,005			$81.94	30,937			$107.78

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2021	33,665	4.00	2.00
Granted	18,070	133.00	66.46
Forfeited	(730)	38.05	17.78
Balance, December 31, 2022	51,005	49.60	24.45
Exercisable, December 31, 2022	30,937	22.98
Expected to vest, December 31, 2022	20,068	90.62

On July 13, 2020, Chime and Trucker Path each granted 100,000 restricted shares to an officer of Renren. The Company recorded compensation expenses of $632 and $365 related to the Chime Plan and Trucker Path Plan based on the fair value on the grant date respectively for the year ended December 31, 2020. The fair value of was determined with the assistance of an independent third -party appraiser.

The restricted shares immediately vested but were not officially and legally issued on the grant date. On April 1, 2021, an officer had been officially and legally issued those authorized shares and Renren’s shareholding percentage in Chime and Trucker Path both decreased from 100% to 77.78%, resulting in a non-controlling interest since April 1, 2021 in the Company’s consolidated financial statements.

The total amount of share-based compensation expense for options, nonvested restricted shares of the Company and Chime and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses excluding share-based compensation expense of the discontinued operations are as follows:

	For the Years Ended December 31,
	2021	2022
Selling and marketing	50	179
Research and development	510	669
General and administrative	7,909	3,144
Total share-based compensation expense	8,469	3,992

There was no income tax benefit recognized in the statements of operations for share-based compensation for the years ended December 31, 2021 and 2022.

17.RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company:

	Name	Relationship
(a)	Kaixin Automobile Holdings (“Kaixin”)	Equity investment of the Company (Note 8)
(b)	Infinities Technology (Cayman) Holding Limited (“Infinities”)	Equity investment of the Company
(c)	Oak Pacific Investment (“OPI”)	An entity controlled together by chief executive officer and chief operating officer.
(d)	Beijing Oak Yi Xin Technology Development Co., Ltd (“Beijing Oak Yi Xin”)	VIE of OPI
(e)	Beijing Zhenzhong Interactive Information Technology Co., Ltd. (Beijing Zhenzhong)	Subsidiary of a VIE of OPI
(f)	One Rent Inc.	Equity investment of the Company

Amounts due from related parties

As of December 31, 2021 and 2022 amounts due from related parties including both current and non-current were as follows:

		As of December 31,
	Note	2021	2022
Gross amount due from Kaixin	(i)	3,943	3,727
Less: bad debt provision		(3,943)	(3,727)
Net amount due from Kaixin		—	—
Infinities	(ii)	744	688
Beijing Oak Yi Xin		18	27
Total		$762	$715
(i)	The balances mainly represented the advances made to Kaixin daily operational purposes. The Company provided full bad debt provision for the year ended December 31, 2021, as the Company concluded the likelihood of the balance being recovered is remote.
(ii)	The balance represents the receivable from Infinities in connection with the disposition of the SNS business. In November 2018, the Company’s Board of Directors approved a proposal for the sale of its SNS Business to Beijing Infinities for a combined consideration of $20,000 in cash and $40,000 in the form of Beijing Infinities shares to be issued to the Company. The Company collected $6,866 in 2019, however, by December 31, 2019, Beijing Infinities failed to make payments under the agreed extended repayment plan. Based on assessment of the collectability, the Company provided an allowance of $12,408 for the receivable. Additionally, the shares receivable in the form of Infinites Technology (Cayman) Holding Limited, which is the holding company of Beijing Infinities, were received as of December 31, 2020 and were recorded as long-term investments in the consolidated balance sheets as of December 31, 2020.

Amounts due to related parties

	As of December 31,
	2021	2022
Infinities	$714	$660
Beijing Oak Yi Xin	—	2
Total	$714	$662

Details of major related party transactions for the years ended December 31, 2021 and 2022 are as follows:

	For the years ended December 31,
	2021	2022
Promissory note principal received:
OPI	$(67,985)	$—

The Company pledged its cash deposit of $9,159 as security for debt borrowing of Kaixin under an irrevocable standby letter of credit issued by East West Bank in the amount of $8,277. The maturity dates of the debt borrowings for which the Company provided the security are March 2023 and August 2023, respectively. Based on the Company’s assessment of the collectability, the Company recorded a provision of $9,159 considering the amount would not be released as Kaixin has no plans to provide its own guarantee deposit to the bank for extending the loans, which cause the Company’s cash deposit cannot be released by the bank in the foreseeable future.

18.SEGMENT INFORMATION and GEOGRAPHIC INFORMATION

The Company is engaged in provided SaaS platforms to customers primarily located in the United States. The Company’s operations are conducted in two reportable segments: Chime, and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company sells similar platform services in each of its segments, it is impracticable to segregate and identify revenues for each of these individual products and services.

The Chime segment includes the Company’s all-in-one real estate sales acceleration and client lifecycle management platform. The Trucker Path segment includes the Company’s driver-centric online transportation management platform. The Other Operations segment consists of other items not allocated to any of the Company’s segments.

The Company measures the results of its segments using, among other measures, each segment’s revenue and cost of sales. Information for the Company’s segments, as well as for Other Operations, is provided in the following table:

	Chime	Trucker Path	Other Operations	Consolidated
Fiscal year Ended December 31, 2022
Revenue	$24,700	$20,938	$170	$45,808
Cost of sales	3,597	6,731	82	10,410
Gross Margin	$21,103	$14,207	$88	$35,398

Fiscal year Ended December 31, 2021
Revenue	$18,653	$13,144	$422	$32,219
Cost of sales	2,649	4,177	13	6,839
Gross Margin	$16,004	$8,967	$409	$25,380

The majority of the Company’s revenue for the years ended December 31, 2021 and 2022 was generated from the United States.

As of December 31, 2021, substantially all of the long-lived assets of the Company were located in the PRC. As of December 31, 2022, the long-lived assets $108, $231 and $8,202 of the Company were located in the PRC, Philippines and United States, respectively.

19.STATUTORY RESERVE AND RESTRICTED NET ASSETS

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, the Company’s subsidiaries and VIE entities located in the PRC, being foreign invested enterprises established in the PRC, are required to provide for certain statutory reserves. These statutory reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund or discretionary reserve fund, and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits, the general reserve fund requires a minimum annual appropriation of 10% of after-tax profit (as determined under accounting principles generally accepted in China at each year-end); the other fund appropriations are at the subsidiaries’ or the affiliated PRC entities’ discretion. These statutory reserve funds can only be used for specific purposes of enterprise expansion, staff bonus and welfare, and are not distributable as cash dividends except in the event of liquidation of the Company’s subsidiaries, the Company’s affiliated PRC entities and their respective subsidiaries. The Company’s subsidiaries and VIE entities are required to allocate at least 10% of their after-tax profits to the general reserve until such reserve has reached 50% of their respective registered capital. As of December 31, 2021, none of the Company’s PRC subsidiaries and VIE entities had a general reserve that reached the 50% of their registered capital threshold, therefore they will continue to allocate at least 10% of their after-tax profits to the general reserve fund.

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the years ended December 31, 2021 and 2022.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution was $251,309 as of December 31, 2022.

20.SUBSEQUENT EVENT

Banking Relationship with SVB

As of the closure of SVB on March 10, 2023, the Company held approximately $9,400 in cash and cash equivalents at SVB, which represented approximately 19% of its total cash, cash equivalents and investments as of that date. SVB also managed approximately $33,000 short-term investments which were held in custody for us at U.S. Bank. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. On March 13, 2023, the Company was able to access all $9,400 in cash and cash equivalents held at SVB. Except customary liquidity restrictions inherent to short-term investments, the Company’s access to investment accounts held in custody by U.S. Bank was never restricted. While the Company has not experienced any losses in such accounts, the recent failure of SVB exposed a portion of its cash and cash equivalents to significant credit risk prior to the completion by the FDIC of the resolution that fully protected all SVB depositors. The Company is in the process of transferring its accounts to one or more alternate depository institutions, the financial position of which management believes does not expose the Company to significant credit risk or jeopardizes its liquidity.