Form 10-Q
period 2023-03-31
Renren Inc.
filed 2023-05-18
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to                .

Commission File Number: 001-35147

Renren Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Cayman Islands	Not Applicable
(State Or Other Jurisdiction Of Incorporation or Organization)	(IRS Employer Identification No.)
45 West Buchanan Street, Phoenix, Arizona (Address of Principal Executive Offices)	85003 (Zip Code)

(833) 258-7482

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of May 10, 2023, the registrant had 825,439,048 Class A ordinary shares and 305,338,450 Class B ordinary shares outstanding.

Renren Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2023

i

Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

●	future financial performance including statements about our revenue, cost of sales, gross margins, operating expenses, and business strategies;
●	predictions regarding the size and growth potential of the markets for our products or our ability to serve those markets;
●	ability to retain our customer base, grow the average subscription revenue per customer, or sell additional products and services to the customer base;
●	ability to expand our sales organization or research and development activities to address effectively existing and serve new markets we intend to target;
●	anticipate and address the technological or service needs of our customers, to release upgrades to our existing software platforms, and to develop new and enhanced applications to meet the needs of our customers;
●	likelihood of macro-economic events that may impact the ability to operate within certain markets or disrupt the flow of products and services such as pandemics, wars, and deterioration of relations between sovereign entities;
●	future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries, particularly those in which we operate and sell products;
●	regulatory changes, business relationships and operating risks that impact our ability to compete within the industries we serve;
●	anticipated investments, including in sales and marketing, research and development, customer service and support, data center infrastructure, and our expectations relating to such investments;
●	ability to attract, hire, and retain talent including sales, software development, or management personnel to expand operations;
●	accuracy of our estimates regarding expenses, future revenues, gross margins, and needs for additional financing;
●	ability to obtain funding for our operations;
●	ability to integrate and grow acquired businesses and achieve anticipated results from strategic partnerships;
●	anticipated effect on the business of litigation to which we are or may become a party;
●	effectiveness of lead generation, branding, and other demand generation strategies to reach our customers and sustain growth;
●	our ability to consistently deliver uninterrupted service to our clients;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-

looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, (i) "Renren," "the company," "we," "us," "our," and similar terms include Renren Inc. and its subsidiaries and, in the context of describing our consolidated financial information, also include the VIE and its subsidiaries, unless the context indicates otherwise; (ii) "ADSs" refers to American depositary shares, each of which represents 45 of our Class A ordinary shares, par value $0.001 per share; (iii) "Chime" refers to Chime Technologies, Inc., our majority-owned subsidiary incorporated in the State of Delaware; (iv) "PRC" and "China" refers to the People's Republic of China, excluding, for purposes of this Quarterly Report on Form 10-Q only, Hong Kong, Macau, and Taiwan; (v) "Qianxiang Shiji" and "WFOE" refers to Qianxiang Shiji Technology Development (Beijing) Co., Ltd., our wholly-owned subsidiary incorporated in China; (vi) "Qianxiang Tiancheng" and "VIE" refers to Beijing Qianxiang Tiancheng Technology Development Co., Ltd., a company incorporated in China; (vii) "Shares" and "ordinary shares" refer to our Class A ordinary shares and Class B ordinary shares, par value $0.001 per share; (viii) "Trucker Path" refers to Trucker Path, Inc., our majority-owned subsidiary incorporated in the State of Delaware; and (ix) all dollar amounts refer to United States (U.S.) dollars unless otherwise indicated.

“Renren,” “Chime,” “Trucker Path,” and other trademarks of ours appearing in this report are our property. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENREN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND MARCH 31, 2023

(In thousands of US dollars, except share data and per share data)

	As of December 31,	As of March 31,
	2022	2023
	(As Adjusted1)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,960	$25,613
Short-term investments	24,004	24,267
Accounts receivable, net	2,054	2,544
Prepaid expenses and other current assets, net	4,152	4,082
Stipulation disbursement receivable	2,630	—
Total current assets	60,800	56,506

Non-current assets
Property and equipment, net	5,547	6,332
Intangible assets, net	2,425	2,415
Goodwill	547	553
Long-term investments	25,768	34,148
Other non-current assets	569	659
Total non-current assets	34,856	44,107

TOTAL ASSETS	$95,656	$100,613

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,570	$1,569
Accrued expenses and other current liabilities	11,720	11,647
Operating lease liabilities - current	301	239
Amounts due to related parties	662	663
Deferred revenue	4,323	4,312
Income tax payable	10,366	10,390
Total current liabilities	28,942	28,820

Non-current liabilities
Operating lease liabilities - non-current	—	103
Total non-current liabilities	—	103
TOTAL LIABILITIES	$28,942	$28,923

1 See Note 2.

RENREN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS- continued

DECEMBER 31, 2022 AND MARCH 31, 2023

(In thousands of US dollars, except share data and per share data)

	As of December 31,	As of March 31,
	2022	2023
	(As Adjusted1)	(Unaudited)
Commitments and contingencies	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 832,736,562 shares issued and outstanding as of December 31, 2022; 863,382,313 shares issued and 832,832,623 shares outstanding as of March 31, 2023	$833	$836
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized, 305,388,450 and 305,388,450 shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively; each Class B ordinary share is convertible into one Class A ordinary share	305	305
Treasury stock	—	(1,249)
Additional paid in capital	779,002	780,517
Accumulated deficit	(697,299)	(692,167)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(8,951)	(8,866)

Total Renren Inc. shareholders’ equity	80,602	86,088

Non-controlling interest	(13,888)	(14,398)

Total equity	66,714	71,690

TOTAL LIABILITIES AND EQUITY	$95,656	$100,613

1 See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENREN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2023

(In thousands of US dollars, except share data and per share data)

	For the three months ended March 31,
	2022	2023
Revenues:
SaaS revenue	$10,261	$12,080
Other services	60	69
Total revenues	10,321	12,149
Cost of revenues:
SaaS business	2,426	2,674
Other services	21	49
Total cost of revenues	2,447	2,723

Gross profit	7,874	9,426

Operating expenses
Selling and marketing	4,795	4,896
Research and development	3,598	4,902
General and administrative	4,272	3,047
Total operating expenses	12,665	12,845

Loss from operations	(4,791)	(3,419)
Other income (loss), net	1,405	(23)
Gain from fair value change of a long-term investment	—	8,276
Interest income	186	356
(Loss) Income before provision of income tax and loss in equity method investments and noncontrolling interest, net of tax	(3,200)	5,190
Income tax benefits	—	—
(Loss) Income before loss in equity method investments and noncontrolling interest, net of tax	(3,200)	5,190
(Loss) Income in equity method investments, net of tax	(484)	144
Net (loss) income	$(3,684)	$5,334
Net loss attributable to non-controlling interests	(367)	(636)
Net (loss) income attributable to Renren Inc.	$(3,317)	$5,970

Net (loss) income per share:
Net (loss) income per share attributable to Renren Inc. shareholders:
Basic	$(0.003)	$0.005
Diluted	$(0.003)	$0.005
Weighted average number of shares used in calculating net (loss) income per share attributable to Renren Inc. shareholders:
Basic	1,121,325,027	1,143,950,029
Diluted	1,121,325,027	1,240,257,189

RENREN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2023

(In thousands of US dollars, except share data and per share data)

	For the three months ended March 31,
	2022	2023
Net (loss) income	$(3,684)	$5,334

Other comprehensive (loss) income, net of tax	—	—
Foreign currency translation, net of nil income taxes	(74)	132
Net unrealized gain on available-for-sale investments, net of tax of $nil for the three months ended March 31, 2022 and 2023, respectively	—	(42)
Other comprehensive (loss) income	(74)	90
Comprehensive (loss) income	(3,758)	5,424
Less: total comprehensive loss attributable to noncontrolling interest	(362)	(631)
Comprehensive (loss) income attributable to Renren Inc.	$(3,396)	$6,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENREN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2023

(In thousands of US dollars, except share data)

										Accumulated
							Additional			other		Non-
	Class A ordinary shares		Class B ordinary shares		Treasury stock		paid-in	Accumulated	Statutory	comprehensive	Total Renren	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	reserves	income (loss)	Inc.’s equity	interest	equity
Balance as of December 31, 2021	815,936,577	$816	305,388,450	$305	—	$—	$772,207	$(620,391)	$6,712	$(10,012)	$149,637	$(12,625)	$137,012
Stock-based compensation	—	—	—	—	—	—	1,411	—	—	—	1,411	121	1,532
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(79)	(79)	5	(74)
Net loss	—	—	—	—	—	—	—	(3,317)	—	—	(3,317)	(367)	(3,684)
Balance as of March 31, 2022	815,936,577	816	305,388,450	305	—	—	773,618	(623,708)	6,712	(10,091)	147,652	(12,866)	134,786
					—	—
Balance as of December 31, 2022 (As Adjusted)	832,736,562	$833	305,388,450	$305	—	$—	$779,002	$(697,299)	$6,712	$(8,951)	$80,602	$(13,888)	$66,714
Stock-based compensation	—	—	—	—	—	—	644	—	—	—	644	121	765
Repurchase of Class A ordinary shares	—	—	—	—	(30,549,690)	(1,249)	—	—	—	—	(1,249)	—	(1,249)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(42)	(42)	—	(42)
Other comprehensive income	—	—	—	—	—	—	—	—	—	127	127	5	132
Reclassification of additional paid-in capital	—	—	—	—	—	—	838	(838)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	5,970	—	—	5,970	(636)	5,334
Exercise of share options and restricted shares vesting	30,645,751	3	—	—	—	—	33	—	—	—	36	—	36
Balance as of March 31, 2023	863,382,313	$836	305,388,450	$305	(30,549,690)	$(1,249)	$780,517	$(692,167)	$6,712	$(8,866)	$86,088	$(14,398)	$71,690

The accompanying notes are integral part of these condensed consolidated financial statements.

RENREN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2023

(In thousands of US dollars)

	For the three months ended March 31,
	2022	2023
Cash flows from operating activities:
Net (loss) income	$(3,684)	$5,334

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation expense	1,532	765
Loss (income) in equity method investments	484	(144)
Amortization of the right-of-use assets	199	165
Depreciation and amortization	52	64
Gain on debt forgiveness	(1,334)	—
Fair value change on long-term investment	—	(8,276)
Changes in operating assets and liabilities:
Accounts receivable	70	(490)
Prepaid expenses and other current assets	598	31
Accounts payable	(285)	(1)
Amounts due from/to related parties	(17)	1
Accrued expenses and other current liabilities	269	(50)
Deferred revenue	382	(11)
Operating lease liabilities	(163)	(215)
Income tax payable	73	—
Net cash used in operating activities	(1,824)	(2,827)

Cash flows from investing activities:
Redemption (purchase) of short-term investments	1,000	(305)
Dividend received from equity investment	—	52
Purchases of intangible assets	—	(25)
Proceeds from disposal of equipment and property	1	1
Purchases of property and refurbishment construction	(4,575)	(811)
Net cash used in investing activities	(3,574)	(1,088)

Cash flows from financing activities:
Proceeds from exercise of share options	—	36
Ordinary share buyback	—	(1,249)
Dividend from stipulation settlement	—	2,630
Repayment of borrowings	(174)	—
Net cash (used in)/provided by financing activities	(174)	1,417
Net decrease in cash and cash equivalents and restricted cash	(5,572)	(2,498)
Cash and cash equivalents and restricted cash at beginning of period	65,247	27,960
Effect of exchange rate changes	67	151
Cash and cash equivalents and restricted cash at end of period	$59,742	25,613

Supplemental schedule of cash flows information:
Income taxes paid	$—	$—

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$—	$262

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

Renren Inc. was incorporated in the Cayman Islands. Renren Inc, its consolidated subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiaries (collectively referred to as the “Company”) operate two SaaS businesses, Chime and Trucker Path. Chime offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain leads, close transactions, and retain their clients. Trucker Path provides trip planning, navigation, freight sourcing, and a marketplace that offers truckers goods and services to operate their businesses. Our SaaS businesses generate nearly 100% of their revenue from the U.S. market and comprise the majority of our revenue.

As of March 31, 2023, Renren Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

	Later of date		Percentage of
	of incorporation	Place of	legal ownership	Principal
Name of Subsidiaries	or acquisition	incorporation	by Renren Inc.	activities
Subsidiaries:
Chime Technologies, Inc.(“Chime”)	September 7, 2012	Delaware, USA	77.8%	SaaS business
Trucker Path, Inc. (“Trucker Path”)	December 28, 2017	Delaware, USA	77.8%	SaaS business
Lucrativ Inc.	January 22, 2018	Delaware, USA	100%	SaaS business
Renren Giantly Philippines Inc.	March, 2018	Philippines	100%	SaaS business
Qianxiang Shiji Technology Development (Beijing) Co., Ltd. (“Qianxiang Shiji”)	March 21, 2005	PRC	100%	Investment holding

Variable Interest Entity:
Beijing Qianxiang Tiancheng Technology Development Co., Ltd. (“Qianxiang Tiancheng”)	October 28, 2002	PRC	N/A	Internet business

Subsidiaries of Variable Interest Entity:
Beijing Qianxiang Wangjing Technology Development Co., Ltd. (“Qianxiang Wangjing”)	November 11, 2008	PRC	N/A	Internet business
Shandong Jieying Huaqi Automobile Service Co., Ltd (“Shandong Jieying”)	July 20, 2017	PRC	N/A	Internet business

The VIE arrangements

PRC regulations currently limit direct foreign ownership of business entities providing value-added telecommunications services, online advertising services and internet services in the PRC where certain licenses are required for the provision of such services. Although the Company no longer operates businesses requiring the VIE, historically, the Company provided online advertising, Internet value-added services (“IVAS”), and internet finance services through its VIE. Qianxiang Tiancheng, which is referred to as the “VIE”.

Qianxiang Shiji (“WFOE”), the Company’s Wholly Foreign-Owned Enterprise, entered into a series of contractual arrangements, including: (1) Power of Attorney; (2) Business Operation Agreements; (3) Exclusive Equity Option Agreement; (4) Spousal Consent Agreement; (5) Exclusive Technical and Consulting Services Agreement; (6) Intellectual Property Licenses Agreement; (7) Loan Agreements, and (8) Equity Interest Pledge Agreement with the VIE that enable the Company to (1) have power to direct the activities that most significantly affects the economic performance of the VIE, and (2) receive the economic benefits of the VIE that could be significant to the VIE. Accordingly, the WFOE is considered the primary beneficiary of the VIE and has consolidated the VIE’s financial results of operations, assets and liabilities in the Company’s consolidated financial statements. In making the conclusion that the Company is the primary beneficiary of the VIE, the Company believes the Company’s rights under the terms of the exclusive option agreement and power of attorney are substantive as they relate to operating matters, which provide the Company with a substantive kick-out right.

More specifically, the Company believes the terms of the contractual agreements are valid, binding and enforceable under PRC laws and regulations currently in effect. In particular, the Company also believes that the minimum amount of consideration permitted by the applicable PRC law to exercise the exclusive option does not represent a financial barrier or disincentive for the Company to currently exercise its rights under the exclusive option agreement. A simple majority vote of the Company’s board of directors is required to pass a resolution to exercise the Company’s rights under the exclusive option agreement, for which the consent from Mr. Joe Chen, who holds the most voting interests in the Company and is also the Company’s chairman and CEO, is not required. The Company’s rights under the exclusive option agreement give the Company the power to control the shareholders of the VIE and thus the power to direct the activities that most significantly impact the VIE’s economic performance. In addition, the Company’s rights under powers of attorney also reinforce the Company’s abilities to direct the activities that most significantly impact the VIE’s economic performance. The Company also believes that this ability to exercise control ensures that the VIE will continue to execute and renew service agreements that benefit the Company, currently largely comprised of Research and Development services to the Company’s SaaS businesses. By charging service fees at the sole discretion of the Company, and by ensuring that service agreements are executed and renewed indefinitely, the Company has the right to receive substantially all of the economic benefits from the VIE.

The VIE and its subsidiaries hold the requisite licenses and permits necessary to conduct the Company’s business in PRC under the current business arrangements.

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying condensed consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries. As of December 31, 2022 and March 31, 2023, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,	As of March 31,
	2022	2023
Total assets	$9,084	$10,304
Total liabilities	$10,630	$13,180

	For the three months ended March 31,
	2022	2023
Revenues	$34	$34
Net Loss	$(3,765)	$(4,383)

	For the three months ended March 31,
	2022	2023
Net cash (used in) provided by operating activities	$(860)	$306
Net cash used in investing activities	$—	$(8)
Net cash used in financing activities	$—	$—

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

2.   REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the SEC on March 31, 2023 (the “2022 Form 10-K”), management of the Company discovered that the Company’s share of loss in the equity investment of Beijing Fenghou Tianyuan Investment and Management Center L.P. (“FHTY”) was different than the amount previously included in its consolidated financial statements as of and for the year ended December 31, 2022. The difference was discovered upon receipt of additional financial information from FHTY that showed impairments on certain investments held by FHTY as of December 31, 2022. The differences resulted from a change in fair value of certain investments held by FHTY for which the Company should have picked up a loss in the amount of $1.6 million had the Company known of the impairments or had a policy in place to incorporate lag reporting for equity method investments.

Additionally, in connection with the settlement of the Renren shareholder derivative lawsuit, the Company received a one-time dividend of US$2.6 million on January 20, 2023 for ADSs that were held by the Company as of the payment date to settle tax withholdings for ADSs issued to participants under the Company’s share incentive plans. The Company concluded that the one-time dividend should have been recorded in the consolidated financial statements for the year ended December 31, 2022. The subsequent event provides a basis to estimate and record the dividend as of December 31, 2022 since the matter was ultimately settled on January 20, 2023 and prior to the filing of the consolidated financial statements for the year ended December 31, 2022 included in its Form 10-K.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the adjustments detailed above, and determined the related impact did not materially misstate its consolidated financial statements as of and for the year ended December 31, 2022. Although the Company concluded that the misstatement was not material to its consolidated financial statements as of and for the year ended December 31, 2022, the Company has determined it is appropriate to adjust its consolidated balance sheets as of December 31, 2022 on a prospective basis to provide appropriate context to stakeholders within comparative financial statements and due to the materiality to the fiscal period ending March 31, 2023. The impact on the statement of operations will be displayed on the Company’s consolidated financial statements for the year ended December 31, 2023. The following are the relevant line items from the Company’s consolidated balance sheet as of December 31, 2022 which illustrate the effect of the adjustments to the periods presented:

Selected consolidated balance sheets information as of December 31, 2022

	As previously reported	Adjustment	As adjusted
Assets
Stipulation disbursement receivable	—	2,630	2,630
Total current assets	58,170	2,630	60,800
Long-term investment	27,450	(1,682)	25,768
Total Assets	94,708	948	95,656
Shareholders’ equity
Accumulated deficit	(695,635)	1,664	(697,299)
Additional paid-in capital	776,372	2,630	780,517
Accumulated other comprehensive loss	(8,933)	(18)	(8,951)
Total Renren Inc. shareholders’ equity	79,654	948	80,602

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and E Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Principles of consolidation

The condensed consolidated financial statements of the Company include the financial statements of Renren Inc., its subsidiaries, its VIE and VIE’s subsidiaries. All inter-company transactions and balances are eliminated upon consolidation.

Use of estimates

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

Fair value

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

Restricted Cash

Restricted cash is the cash deposits pledged as security for the debt borrowings which are expected to be released in accordance with the debt agreement. The restriction will lapse when the related debt is paid off. The restricted cash represents cash deposited into bank accounts which is not expected to be released within the next twelve months.

The cash deposits pledged as security were $9,159 and $9,159 as of December 31, 2022 and March 31, 2023, respectively. The restricted cash balances represent cash deposits pledged as security for debt borrowing of Kaixin and its subsidiary (“Kaixin Subsidiary”), under an irrevocable standby letter of credit issued by East West Bank in the amount of $8,277. The guarantees mature in March 2023 and August 2023, the Company has concluded the possibility of the Kaixin and Kaixin Subsidiary repaying the loans when due is remote and therefore, the Company will be required to extend the guarantee or pay the debt on their behalf. The Company believes the guarantee will not be released in the foreseeable future. The Company has, therefore, recorded a full provision for the value of the guarantee. As of the date of this Quarterly Report on Form 10-Q, approximately $5,860 had been claimed under our standby letter of credit in connection with the Kaixin Subsidiary’s default of certain guaranteed loan.

Short-term investments

Short-term investments, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next 12 months, as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. Available-for-sale securities as of December 31, 2022 and March 31, 2023 were $24,004, and $24,267, respectively. For the three months ended March 31, 2022 and 2023, the increase in fair value of available-for-sale securities was recognized in other comprehensive loss amounting to nil and $42, respectively.

Revenue recognition

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

The following tables disaggregate revenue by subscription, advertising, and other services:

	For the three months ended March 31,
	2022	2023
Chime
Subscription services	$5,110	$6,425
Advertising services	524	401
	$5,634	$6,826
Trucker Path
Subscription services	$3,923	$4,886
Advertising services	353	396
Other SaaS revenue	351	(28)
	$4,627	$5,254
Other Operations
Other services	$60	$69
Total Revenue	$10,321	$12,149

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represent amounts invoiced and contract assets are recognized prior to invoicing when the Company has satisfied the Company’s performance obligation and has the unconditional right to payment. There were no contract assets recorded as of December 31, 2022 and March 31, 2023.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $4,323 and $4,312 as of December 31, 2022 and March 31, 2023, which is expected to be substantially recognized as revenue within one year. The amount of revenue recognized during the three months ended March 31, 2022 and 2023 that was previously included in the deferred revenue as of December 31, 2021 and 2022 was $1,372 and $2,228, respectively.

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019, FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this standard beginning on January 1, 2023, and the adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.

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

4.   LONG-TERM INVESTMENTS

		December 31,	March 31,
	Note	2022	2023
Equity method investments:
Fundrise, L.P.	(i)	12,085	12,177
Other	(ii)	3,322	3,333
Total equity method investments		15,407	15,510

Equity investment with readily determinable fair values
Kaixin Auto Holdings	(iii)	$9,636	$17,911

Equity investment without readily determinable fair values
Suzhou Youge Interconnection Venture Capital Center		725	727

Total long-term investments		$25,768	$34,148

(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2022 and March 31, 2023 and recognized its share of loss and income of $82 and $92 for the three months ended March 31, 2022 and 2023, respectively.
(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,454 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2022 and March 31, 2023 and recognized its share of loss of nil and nil for the three months ended March 31, 2022 and 2023, respectively.
(iii)	From June 30, 2022, the Company’s equity interest in Kaixin Auto Holdings ("Kaixin") decreased to 16.6% and the resignation of the Company’s representative from Kaixin’s Board of Directors, which combined resulted in a lack of significant influence in Kaixin. Thus, from June 30, 2022, the investment in Kaixin should be accounted for as equity investment with readily determinable fair value, a change in accounting the equity method. For the three months ended March 31, 2023, the Company recognized a $8,275 unrealized income as a change of fair value to the investment of Kaixin, which was booked in gain from fair value change of a long-term investment on the condensed consolidated statements of operations. Prior to the change in the accounting method, the Company recognized its share loss of $402 from Kaixin under equity method for the three months ended March 31, 2022.

5.   OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases expire through 2025 and are renewable upon negotiation.

For the three months ended March 31, 2022 and 2023, cash paid for amounts included in the measurement of lease liabilities was $163 and $215, respectively.

The operating lease cost and short-term lease cost for the three months ended March 31, 2022 and 2023 were as follows:

	For the three months ended March 31,
	2022	2023
Selling expenses	$56	$48
Research and development expenses	61	70
General and administrative expenses	273	51
Total operating lease cost	390	169

Short-term lease cost	57	59

Total lease cost	$447	$228

The weighted average remaining lease term as of December 31, 2022 and March 31, 2023 was 0.62 and 1.45 years, and the weighted average discount rate of the operating leases was 10.30% and 10.30%. Maturities of lease liabilities as of March 31, 2023 were as follows:

Operating Lease
Remainder of 2023	$239
2024	107
Total undiscounted lease payment	346
Less: Imputed interest	(4)
Present value of lease liabilities	$342

6.   ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the three months ended March 31, 2022 and 2023, nil and 30,645,751 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation, among which 21,267,315 restricted shares were suspended due to the Stipulation Settlement until January 13, 2023, but expensed according to the original vesting schedule and experienced catch-up vesting applied upon the finalized settlement (See Note 2).

Stock Repurchase

On November 7, 2022, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate of $10.0 million of the Company’s Class A ordinary shares, par value $0.001 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices under ordinary principles of best execution within one year after commencement (the “Stock Repurchase Program”). The Stock Repurchase Program took effect on January 16, 2023.

The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of the Company’s ordinary shares, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s ordinary shares, the Company’s corporate cash requirements, and overall market conditions. The Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules.

For the three months ended March 31, 2023, the Company repurchased 678,882 ADSs, representing 30,549,690 Class A ordinary shares for $1,249 on the open market, at a weighted average price of $1.83 per ADS.

The following table sets forth repurchase activity under the Stock Repurchase Program from inception through March 31, 2023:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
	Total	Average	Purchased as	Value of ADSs That
	Number of	Price	Part of Publicly	May Yet Be
	ADSs	Paid Per	Announced	Purchased Under the
	Purchased	ADS	Programs	Programs
Periods
January 2023:
Open market purchases	258,661	$2.04	$527,515	$9,472,485
February 2023:
Open market purchases	251,708	$1.89	$476,214	$8,996,271
March 2023:
Open market purchases	168,513	$1.41	$245,583	$8,750,688
Total	678,882		$1,249,312

7.   SHARE-BASED COMPENSATION

Renren Stock options

The following table summarizes information with respect to share options outstanding as of March 31, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	91,646,055	1.86	$0.01	$0.02	91,646,055	1.86	$0.01	$0.02
	91,646,055			$0.02	91,646,055			$0.02

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2022	95,021,055	$0.01

Exercised	(3,150,000)	$0.01
Forfeited	(225,000)	$0.01

Balance, March 31, 2023	91,646,055	$0.01

Exercisable, March 31, 2023	91,646,055	$0.01

Expected to vest, March 31, 2023	—	$—

For employee stock options, the Company recorded share-based compensation of $484 and $nil for the three months ended March 31, 2022 and 2023, respectively, based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method.

For the three months ended March 31, 2022 and 2023, there was no share-based compensation recorded for non-employee options.

As of March 31, 2023, there was no unrecognized share-based compensation expense relating to share options.

Renren Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2022	35,263,634	$0.14

Vested (i)	(6,228,436)	$0.15

Outstanding as of March 31, 2023	29,035,198	$0.14
(i)	On October 7, 2021, the Company entered into a Stipulation of Settlement (the “Stipulation”) as a nominal defendant with respect to the consolidated shareholder derivative lawsuits. Pursuant to the Stipulation, the Company shall set the record date for determining holders of the Company’s Class A ordinary shares and American Depositary Shares who are entitled to receive distributions from the settlement (the “Record Date”) on the earliest practicable date after the Stipulation and the settlement of the action is approved by the court and such approval has become final. On December 10, 2021, the court issued a written order formally denying the motion to approve the Stipulation and settlement (the “Order”), which prevented the Company from setting the Record Date as originally contemplated under the Stipulation and, consequently, may cause a material increase in the amount of the settlement. In order to mitigate the Order’s impact on the settlement, including the amount of the settlement, and pursuant to the Board’s general administrative authority under the share incentive plans, the Board deems it to be in the best interest of the Company and its shareholders as a whole to suspend vesting of the equity awards, including share options and restricted shares under share incentive plans, from January 1, 2022, through and until the completion of the settlement (the “Vesting Suspension”) The Vesting Suspension had been lifted on January 13, 2023. During suspended vesting, the Company continued to record expenses for all granted shares consistent with the vesting schedules.

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares from continuing operations of $927 and $644 for the three months ended March 31, 2022 and 2023, respectively. For Renren share incentive plans, no compensation expense from restricted shares was recognized in discontinued operations for any period presented.

Total unrecognized compensation expense amounting to $4,188 related to nonvested restricted shares granted as of March 31, 2023. The expense is expected to be recognized in continuing operations over a weighted-average period of 0.85 years.

Equity Incentive Plan of Chime Technologies, Inc. and Trucker Path, Inc.

On July 13, 2020, Chime Technologies, Inc. and Trucker Path, Inc. adopted equity incentive plans, whereby, after adjustment for a 1:200 reverse stock split, 150,000 ordinary shares of Chime Technologies, Inc. (“2020 Chime Plan”) and 150,000 ordinary shares of Trucker Path, Inc. (“2020 Trucker Path Plan”) are made available for future grant for employees or consultants of Chime and Trucker Path, respectively, either in the form of incentive share options or restricted shares. On November 4, 2021, Chime Technologies, Inc. and Trucker Path, Inc. approved the adoption of their 2021 equity incentive plans, whereby 25,000 ordinary shares of Chime Technologies, Inc. (“2021 Chime Plan”) and 25,000 ordinary shares of Trucker Path, Inc. (“2021 Trucker Path Plan”) are made available for future grant for employees or consultants of Chime and Trucker Path, respectively, either in the form of incentive share options or restricted shares.

The term of the options may not exceed ten years from the date of the grant. The awards under the above plans are subject to vesting schedules ranging from immediately upon grant to four years subsequent to grant date.

For the three months ended March 31, 2022, Chime granted an aggregate of 19,726 options under 2021 Chime Plan to certain of its directors, officers and employees as compensation for their services. The weighted average grant-date fair value of the share options granted during the period presented was $34.00 per option.

For the three months ended March 31, 2022 Trucker Path granted an aggregate of 18,070 options under its 2021 Trucker Path Plan to certain of its directors, officers and employees to compensate their services. The weighted-average grant-date fair value of the share options granted during the period presented was $66.00 per option.

For the three months ended March 31, 2023, nil options were newly granted by Chime and Trucker Path under 2020 Chime Plan, 2020 Trucker Path Plan, 2021 Chime Plan and 2021 Trucker Path Plan.

The Company recorded share-based compensation for Chime and Trucker Path of $44 and $77, respectively, for the three months ended March 31, 2022, and $44 and $77 respectively, for the three months ended March 31, 2023, based on the fair value on the grant dates over the requisite service period of award using the straight-line method

As of March 31, 2023 there were $449 and $826 unrecognized share-based compensation expense relating to share options of Chime and Trucker Path, respectively. This amount is expected to be recognized over a weighted-average vesting period of 2.68 and 2.73 years for Chime and Trucker Path, respectively.

The following table summarizes information with respect to share options outstanding of Chime as of March 31, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00 and 73.35	48,698	8.23	$31.73	$38.56	37,382	8.13	$29.05	$41.05
	48,698			$38.56	37,382			$41.05

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2022	49,748	$31.19	15.11
Forfeited	(1,050)	$6.00	3.62
Balance, March 31, 2023	48,698	$31.73	15.36
Exercisable, March 31, 2023	37,382	$29.05
Expected to vest, March 31, 2023	11,316	40.61

The following table summarizes information with respect to share options outstanding of Trucker Path as of March 31, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00 and 133.00	50,335	8.16	49.76	$81.78	40,138	8.05	44.24	$87.14
	50,335			$81.78	40,138			$87.14

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2022	51,005	$49.60	$24.45
Forfeited	(670)	$36.73	$17.91
Balance, March 31, 2023	50,335	$49.76	$24.84
Exercisable, March 31, 2023	40,138	$44.24
Expected to vest, March 31, 2023	10,197	$71.01

The total amount of share-based compensation expense for options, nonvested restricted shares of the Company and Chime and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows:

	For the Three Months Ended March 31,
	2022	2023
Selling and marketing	$45	$44
Research and development	174	157
General and administrative	1,313	564
Total share-based compensation expense	$1,532	$765

There was no income tax benefit recognized in the statements of operations for share-based compensation for the three months ended March 31, 2022 and 2023.

8.   SEGMENT INFORMATION and GEOGRAPHIC INFORMATION

The Company provides SaaS platforms to customers primarily located in the United States. The Company’s conducts its operations in two reportable segments: Chime, and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company provides similar platform services in each of its segments. It is impractical to segregate and identify revenues, beyond what the Company have disclosed herein and in Note 2, for each of these individual products and services.

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

The Company measures the results of its segments using, among other measures, each segment’s revenue and cost of sales. Information for the Company’s segments, as well as for Other Operations, is provided in the following table:

	Chime	Trucker Path	Other Operations	Consolidated
Three Months Ended March 31, 2023
Revenue	$6,826	$5,254	$69	$12,149
Cost of sales	1,011	1,644	68	2,723
Gross Margin	$5,815	$3,610	$1	$9,426

Three Months Ended March 31, 2022
Revenue	$5,634	$4,627	$60	$10,321
Cost of sales	730	1,696	21	2,447
Gross Margin	$4,904	$2,931	$39	$7,874

The majority of the Company’s revenue for the three months ended March 31, 2022 and 2023 was generated from the United States.

As of March 31, 2023, substantially all of the long-lived assets of the Company were located in the US. As of March 31, 2023, the long-lived assets $465, $226 and $8,715 of the Company were located in the PRC, Philippines and United States, respectively.

As of December 31, 2022, the long-lived assets $108, $231 and $8,202 of the Company were located in the PRC, Philippines and United States, respectively.

9.   STATUTORY RESERVE AND RESTRICTED NET ASSETS

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, the Company’s subsidiaries and VIE entities located in the PRC, being foreign invested enterprises established in the PRC, are required to provide for certain statutory reserves. These statutory reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund or discretionary reserve fund, and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits, the general reserve fund requires a minimum annual appropriation of 10% of after-tax profit (as determined under accounting principles generally accepted in China at each year-end); the other fund appropriations are at the subsidiaries’ or the affiliated PRC entities’ discretion. These statutory reserve funds can only be used for specific purposes of enterprise expansion, staff bonus and welfare, and are not distributable as cash dividends except in the event of liquidation of the Company’s subsidiaries, the Company’s affiliated PRC entities and their respective subsidiaries. The Company’s subsidiaries and VIE entities are required to allocate at least 10% of their after-tax profits to the general reserve until such reserve has reached 50% of their respective registered capital. As of December 31, 2022 and March 31, 2023, none of the Company’s PRC subsidiaries and VIE entities had a general reserve that reached the 50% of their registered capital threshold, therefore they will continue to allocate at least 10% of their after-tax profits to the general reserve fund.

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the three months ended March 31, 2022 and 2023.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution were $251,309 and $255,364 as of December 31, 2022 and March 31, 2023, respectively.

10.   SUBSEQUENT EVENT

Effective May 1, 2023, the Company has ended operations of the Trucker Path Logistics, Inc. entity and has assigned all services and obligations subsequent to the effective date to Four Keys Logistics, LLC. The disposal is a result of the CODM’s decision not to pursue the dispatch service within the Trucker Path platform. As a result of the transaction, the Company will record a restructuring loss of $334 resulting primarily from the write-off of $308 intangible assets and goodwill, and $26 in other net assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with "Note About Forward-Looking Statements" and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including Part I, Item 1A "Risk Factors."

Operating Results

Overview

Our business model has evolved continuously since our initial public offering in May 2011. At the time of our initial public offering, we were primarily a social networking service platform, and we had a number of ancillary businesses intended to monetize that platform. We gradually disposed of most of those ancillary businesses in the years that followed our initial public offering.

Currently, we operate two SaaS businesses, Chime and Trucker Path (the “SaaS businesses”), both of which are considered reportable segments. Chime offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain leads, close transactions, and retain their clients. Trucker Path is a driver-centric online transportation management platform whose mission is to make freight transportation fast, reliable, and efficient. Trucker Path provides trip planning, navigation, freight sourcing, a marketplace that offers goods and services truckers use to operate their businesses and helps connect qualified brokers and carriers to expand their reach and initiate and complete transactions easily and efficiently. The majority of our revenues are generated by our SaaS businesses. Our SaaS businesses generate nearly 100% of their revenue from the U.S. market.

Our total revenues increased from US$10.3 million for the three months ended March 31, 2022 to US$12.1 million for the same period in 2023, and net loss for the three months ended March 31, 2022 was US$3.7 million and net income for the same period in 2023 was US$5.3 million. Net income for the three months ended March 31, 2023 was driven by a gain from the change in fair value of long-term investments of US$8.3 million. Loss from operations for was US$4.8 million and US$3.4 million for the three months ended March 31, 2022 and 2023, respectively.

Financial Overview

Revenue

We derive substantially all of our revenues from the Saas businesses through SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. The timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was US$4.3 million and US$4.3 million as of December 31, 2022 and March 31, 2023, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues (dollars in thousands).

	For the three months ended March 31,
	2022	2023
	(Unaudited)	(Unaudited)
Chime
Subscription services	$5,110	$6,425
Advertising services	524	401
	$5,634	$6,826
Trucker Path
Subscription services	$3,923	$4,886
Advertising services	353	396
Other SaaS revenue	351	(28)
	$4,627	$5,254
Other Operations
Other services	$60	$69
Total Revenue	$10,321	$12,149

SaaS Revenue

Our subscription revenues are derived primarily from platform services provided by Chime and Trucker Path. Our revenues from advertising services are derived primarily from lead generation and print advertising service provided by Chime and point-of-interest and banner advertising services provided by Trucker Path. Our other SaaS revenue consist primarily of dispatching and fuel program revenue from the Trucker Path segment and revenues from non-recurring equipment sales recorded in the first quarter of 2022.

Other Services

Our revenues from other services consist primarily of back-office services provided to Oak Pacific Investments.

Cost of Revenues

Cost of revenues consists primarily of App and Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues for the three months ended March 31, 2022 and 2023 was US$2.4 million and US$2.7 million, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses, both as dollar amounts and as percentages of our total revenues, for the periods indicated.

	For the three months ended March 31,
	2022		2023

	(Unaudited, in thousands of US$, except for percentages)
	US$	%	US$	%
Operating expenses:
Selling and marketing	$4,795	46.5%	$4,896	40.3%
Research and development	3,598	34.9%	4,902	40.3%
General and administrative	4,272	41.4%	3,047	25.1%
Total operating expenses	$12,665	122.7%	$12,845	105.7%

Our selling and marketing expenses, research and development expenses, and general and administrative expenses include share-based compensation expenses of US$1.5 million and US$0.8 million for the three months ended March 31, 2022 and 2023, respectively.

Selling and marketing expenses

Selling and marketing expenses consist primarily of salaries, benefits, and commissions for our sales and marketing personnel, online advertising, and other advertising and promotion expenses. Our selling and marketing expenses may increase in the near term if we increase our headcount or promotion expenses for our SaaS businesses.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for our general and administrative personnel, and fees and expenses for third-party professional services. Our general and administrative expenses may increase in the future on an absolute basis as our SaaS businesses grow.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated.

	For the three months ended March 31,
	2022	2023

	(Unaudited, in thousands of US$)
Revenues	$10,321	$12,149
Cost of revenues	2,447	2,723
Operating expenses	12,665	12,845
Loss from operations	(4,791)	(3,419)
Total other income, net	1,591	8,609
(Loss) Income before income taxes	(3,200)	5,190
Income tax benefits	—	—
(Loss) Income in equity method investments, net of tax	(484)	144
Net (loss) income	$(3,684)	$5,334

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Except where specified otherwise, the following commentary compares results for the three months ended March 31, 2023 to results for the corresponding period in 2022. From June 25, 2021 to June 30, 2022, we accounted for our retained noncontrolling investment in Kaixin Auto Holdings ("Kaixin") as an equity method investment as we were deemed to have the ability to exercise significant influence over Kaixin’s operating and financial policies through our voting interest, and right to designate a board member. On June 30, 2022, our equity interest in Kaixin decreased to 16.6% and our representative resigned from Kaixin’s Board of Directors, which combined resulted in a lack of significant influence in Kaixin and thus, our investment in Kaixin was accounted for as equity investments with readily determinable fair value, a change in accounting the equity method.

Revenues

Our revenues increased by 17.7% from US$10.3 million for the three months ended March 31, 2022 to US$12.1 million for the same period in 2023. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 25.2% from US$9.0 million for the three months ended March 31, 2022 to US$11.3 million for the same period in 2023. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of March 31, 2023 for Chime and Trucker Path increased to 3,700 and 99,000, by 12.1% and 19.1%, compared to March 31, 2022 paying subscriptions of 3,300 and 83,100, respectively. Purchased seats for Chime, defined as eligible users on a paid subscription, increased to 39,500 as of March 31, 2023 from 24,800 as of March 31, 2022, an increase of 36.2%.
●	Advertising Services. Our revenue from advertising services decreased by 9.0% from US$0.9 million for the three months ended March 31, 2022 to US$0.8 million for the same period in 2023.

Cost of revenues

Our cost of revenues increased by 11.3% from US$2.4 million for the three months ended March 31, 2022 to US$2.7 million for the same period in 2023. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow the SaaS businesses.

Operating expenses

Our operating expenses increased by 1.4% from US$12.7 million for the three months ended March 31, 2022 to US$12.8 million for the same period in 2023, primarily due to a decrease in general and administrative expenses which offset increases in other operating expenses.

●	Selling and marketing expenses. Our selling and marketing expenses increased by 2.1% from US$4.8 million for the three months ended March 31, 2022 to US$4.9 million for the same period in 2023. This increase was primarily due to continued expansion of SaaS services and support our growing paying user base.
●	Research and development expenses. Our research and development expenses increased by 36.2% from US$3.6 million for the three months ended March 31, 2022 to US$4.9 million for the same period in 2023. This increase was primarily due to an increase in our research and development headcount for new project development.
●	General and administrative expenses. Our general and administrative expenses decreased by 28.7% from US$4.3 million for the three months ended March 31, 2022 to US$3.0 million for the same period in 2023. The decrease was primarily due to lower share-based compensation expense and a decrease in legal fees related to the settlement of the Renren shareholder derivative lawsuit.

Other income (loss), net

We had other loss of US$0.02 million for the three months ended March 31, 2023, compared with other income of US$1.4 million for the same period in 2022. The fluctuation was mainly due to $1.4 million loan forgiveness in 2022.

Gain from fair value change of a long-term investment

Our gain from fair value change of a long-term investment was US$8.3 million for the three months ended March 31, 2023, compared with nil for the same period in 2022. The gain from fair value change of a long-term investment represents the unrealized gain from Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Segment Operations

The Company is engaged in providing B2B SaaS platforms and services to customers primarily located in the United States. The Company operates in two reportable segments: Chime and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

The Chime segment includes the Company’s all-in-one real estate sales acceleration and client lifecycle management platform. The Trucker Path segment includes the Company’s driver-centric online transportation management platform.

The Company measures the results of its segments using, among other measures, each segment's revenue and cost of sales. Revenue from Chime and Trucker Path for the three months ended March 31, 2023 was US$6.8 million and US$5.3 million, respectively. Cost of revenues for Chime and Trucker Path for the three months ended March 31, 2023 was US$1.0 million and US$1.6 million, respectively. Revenue from Chime and Trucker Path for the three months ended March 31, 2022 was US$5.6 million and US$4.6 million, respectively. Cost of revenues for Chime and Trucker Path for the three months ended March 31, 2022 was US$0.7 million and US$1.7 million, respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2022 and March 31, 2023, we had net current assets (current assets less current liabilities) of US$31.9 million and US$27.7 million, and an accumulated deficit of US$697.3 million and US$692.2 million, respectively. For the three months ended March 31, 2022 and 2023, we incurred loss from operations amounting to US$4.8 million and US$3.4 million, and negative cash flows from operating activities of US$1.8 million and US$2.8 million, respectively.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of US$25.6 million, excluding short-term investments of $24.3 million as of March 31, 2023. The cash reserve is expected to meet our operating needs and other requirements and plans for cash for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, if negative cash flow from operating activities persists in the long run, our cash resources may become insufficient to satisfy on-going cash requirements. Cash and short-term investments are held at multiple financial institutions. We have diversified our holding banks to reduce the impact of bank failures, such as Silicon Valley Bank ("SVB"), on our uninsured deposits and to facilitate international operations.

Our material cash uses included investments in short-term government and agency securities, share repurchase, investment in adding product features and growing our enterprise presence in Chime, Chime's entry into property management SaaS services, and in research and development to add features to Trucker Path to allow us to extend the services offered to drivers and to serve the needs of other industry participants including brokers, fleets, and dispatchers. We issued a standby letter of credit to the benefit of East West Bank that guarantees Kaixin's and its subsidiary's payment of approximately US$9.3 million to East West Bank, which is an uncollateralized guarantee carried over from our deconsolidation of Kaixin and fully reserved. As of the date of this Quarterly Report on Form 10-Q, approximately $5.9 million had been claimed under our standby letter of credit in connection with a Kaixin subsidiary's default of certain guaranteed loan. The Company believes the other Kaixin loans guaranteed by the standby letter of credit will go default in the foreseeable future, and we may purchase the defaulted loans and the accompanying rights of recourse from East West Bank or, if we choose not to purchase the defaulted loans, East West Bank may seize our cash deposits pledged as security under the standby letter of credit, which amounted to US$9.2 million as of March 31, 2023, and/or demand reimbursement from us. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows and Working Capital

	For the three months ended March 31,
	2022	2023

	(Unaudited, in thousands of US$)
Net cash used in operating activities	(1,824)	(2,827)
Net cash used in investing activities	(3,574)	(1,088)
Net cash (used in) provided by financing activities	(174)	1,417
Net decrease in cash and cash equivalents	(5,572)	(2,498)
Cash and cash equivalents and restricted cash at beginning of period	65,247	27,960
Effect of exchange rate changes	67	151
Cash and cash equivalents and restricted cash at end of period	59,742	25,613

Net cash used in operating activities was US$2.8 million for the three months ended March 31, 2023, compared to US$1.8 million for the same period in 2022. The principal adjustments to reconcile our net income to our net cash used in operating activities was gain in fair value change on long-term investment offset in part by the share-based compensation expense. The principal change in operating assets and liabilities for the three months ended March 31, 2023 was increase in accounts receivable and decrease in operating lease liabilities.

Net cash used in investing activities was US$1.1 million for the three months ended March 31, 2023, compared to US$3.6 million for the same period in 2022. Net cash used in investing activities for the three months ended March 31, 2023 was primarily due to US$0.8 million purchases of property and refurbishment construction, and US$0.3 million purchase of short-term investments. Net cash used in investing activities for the three months ended March 31, 2022 was for the purchase of our new corporate headquarters, partially offset by the redemption of short-term investments.

Net cash provided by financing activities was US$1.4 million for the three months ended March 31, 2023, compared to net cash used in financing activities of US$0.2 million for the same period in 2022. Net cash provided by financing activities for the three months ended March 31, 2023 was primarily due to the settlement of Renren shareholder derivative lawsuit for which we received a one time dividend of US$2.6 million for shares held in 2023, partly offset by US$1.2 million of ordinary share repurchases.

Contractual Obligations

The following table sets forth our contractual obligations from the continuing operations including interest payment, if applicable, as of March 31, 2023:

	Payment Due by Period
		Less than 1
	Total	year	1-3 years	4-5 years	More than 5 years

	(Unaudited, in thousands of US$)
Operating lease obligations (1)	346	239	107	—	—
Total	346	239	107	—	—

Notes:

(1)We lease facilities and offices under non-cancelable operating lease agreements.

Capital Expenditures

We made capital expenditures of US$4.6 million and US$0.8 million for the three months ended March 31, 2022 and 2023, respectively. Our capital expenditures for the three months ended March 31, 2022 were primarily used for purchase of our corporate headquarters in Phoenix. Capital expenditures for the three months ended March 31, 2023 were primarily used to for the refurbishment construction on the headquarters office.

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features, and functionality of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of 348 engineers and developers as of March 31, 2023, accounting for 59% of our employees. Most of our engineers and developers are based at our subsidiary’s office in Beijing, China. We also have engineers in the Philippines, Pakistan, and Eastern Europe.

Our research and development personnel support all areas of our business, mainly focusing on the improvement and enhancement of our SaaS businesses, Chime and Trucker Path. Our research and development personnel also focus on enhancing the user experience through commonly used user interfaces, including mobile apps, and ensuring our products are fully compatible with the latest mobile operating systems such as iOS, Android, and Windows. In 2023, with the acquisition of Rentancy by Chime, we expect to increasingly invest in developing Chime products to serve property managers and landlords. We periodically shift the priorities of our research and development personnel to ensure we continually develop new products and services to extend our customer reach and meet the needs of our user base.

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred US$3.6 million and US$4.9 million of research and development expenses for the three months ended March 31, 2022 and 2023, respectively.

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

We have been granted 11 patents. In addition, we maintain 32 copyright registrations, all of which are computer software copyright registrations as of March 31, 2023. Our employees sign confidentiality and non-compete agreements when hired.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2023 that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to our Critical Accounting Policies and Estimates disclosed therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in by the SEC's rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective, due to the two material weaknesses in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of a company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of a company’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the consolidated financial statements. Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act and related rules as promulgated by the SEC, our management assessed the effectiveness of our company’s internal control over financial reporting as of March 31, 2023, using criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the year ended December 31, 2022, our management identified two material weaknesses in our internal control over financial reporting, which remain unremediated as of March 31, 2023, as follows:

●	Lack of an integrated and systematic risk assessment and reporting process to identify and assess the financial reporting risks and to ensure significant transactions including investments and non-routine transactions are accurately recorded and properly disclosed; and
●	Lack of evaluations to ascertain whether the components of internal control are present and functioning.

As a result of these material weaknesses and based on the evaluation described above, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023. Notwithstanding these material weaknesses, however, our management has concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Plans and Actions

To remediate the material weaknesses described above in “Management’s Report on Internal Control over Financial Reporting,” we are implementing the plan and measures described below. We will continue to evaluate our remediation progress and, may in the future, implement additional measures:

●	We have recruited personnel with the requisite knowledge in accounting and disclosure requirements for complex transactions under U.S. GAAP and statutory compliance. Where needed, we have engaged external parties with the expertise to evaluate advise the company on complex or evolving areas such as public company filings, taxation, and valuation services.
●	We have designed a control environment which allows management to monitor the effectiveness of internal controls over financial reporting and addressing gaps identified within the environment.
●	We have implemented a consolidated general ledger within a single enterprise resource planning application for all legal entities, which includes consolidation and statutory reporting capabilities.
●	We have recently designated new audit committee members with sufficient accounting and reporting experience and knowledge, and will design and implement risk assessment policies and procedures to identify and assess internal and external risks relating to financial reporting on a regular basis. The Board and Audit Committee will oversee implementation of such policies and procedures.
●	We will design and implement evaluation policies and procedures to ascertain internal control components are present and functioning.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be part of the ordinary course of business. We are not currently party to any material legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Renren’’s repurchases of ADSs (each representing 45 of our Class A ordinary shares) during the quarter ended March 31, 2023:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
	Total	Average	Purchased as	Value of ADSs That
	Number of	Price	Part of Publicly	May Yet Be
	ADSs	Paid Per	Announced	Purchased Under the
	Purchased	ADS	Programs	Programs (1)
Periods
January 2023:
Open market purchases	258,661	$2.04	$527,515	$9,472,485
February 2023:
Open market purchases	251,708	$1.89	$476,214	$8,996,271
March 2023:
Open market purchases	168,513	$1.41	$245,583	$8,750,688
Total	678,882		$1,249,312
(1)	On November 7, 2022, our Board of Directors (“Board”) authorized a $10.0 million shares repurchase program with the objective of increasing shareholder returns, which program took effect on January 16, 2023 and will expire on January 15, 2024. The Board may periodically authorizes additional increases to the program and no additional authorization has been made as of March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant	F-1	333-173548	3.2	4/15/2011

4.1	Specimen American Depositary Receipt of the Registrant	F-1	333-173548	4.1	4/15/2011

4.2	Specimen Class A Ordinary Share Certificate of the Registrant	F-1	333-173548	4.2	4/15/2011

4.3	Deposit Agreement, dated as of May 4, 2011, by and among the Registrant, Citibank, N.A., as depositary, and the holders of the American Depositary Receipts	S-8	333-177366	4.3	10/18/2011

4.4	Amended and Restated Investors’ Rights Agreement between the Registrant and other parties therein, dated as of April 4, 2008, as amended	F-1	333-173548	4.6	4/15/2011

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, ““Financial Statements”” of this Quarterly Report on Form 10-Q					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**

Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renren Inc.

Dated: May 17, 2023	By:	/s/ Joseph Chen
Joseph Chen
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 17, 2023	By:	/s/ Chris Palmer
Chris Palmer
Chief Financial Officer (Principal Financial and Accounting Officer)