Form 10-Q
period 2023-06-30
Moatable, Inc.
filed 2023-08-14
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to                .

Commission File Number: 001-35147

Moatable, Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Cayman Islands	Not Applicable
(State Or Other Jurisdiction Of Incorporation or Organization)	(IRS Employer Identification No.)
45 West Buchanan Street, Phoenix, Arizona (Address of Principal Executive Offices)	85003 (Zip Code)

(833) 258-7482

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American depositary shares, each representing 45 Class A ordinary shares	MTBL	The New York Stock Exchange
Class A ordinary shares, par value $0.001 per share*	MTBL	The New York Stock Exchange

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

As of August 8, 2023, the registrant had 662,988,010 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding.

Moatable, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

i

Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

●	future financial performance including statements about our revenue, cost of revenues, gross margins, operating expenses, and business strategies;
●	predictions regarding the size and growth potential of the markets for our products or our ability to serve those markets;
●	ability to retain our customer base, grow the average subscription revenue per customer, or sell additional products and services to the customer base;
●	ability to expand our sales organization or research and development activities to adequately serve existing and new target markets ;
●	anticipating and addressing the technological or service needs of our customers, to release upgrades to our existing software platforms, maintain adequate IT infrastructure for safeguard of data security, and to develop new and enhanced applications to meet the needs of our customers;
●	likelihood of macro-economic events that may impact the ability to operate within certain markets or disrupt the flow of products and services such as pandemics, wars, and deterioration of relations between sovereign entities;
●	future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries, particularly those in which we operate and sell products;
●	regulatory changes, business relationships, and operating risks that impact our ability to compete within the industries we serve;
●	anticipated investments, including in sales and marketing, research and development, customer service and support, data center infrastructure, and our expectations relating to such investments;
●	ability to attract, hire, and retain talent including sales, software development, or management personnel to expand operations;
●	accuracy of our estimates regarding expenses, future revenues, gross margins, and needs for additional financing;
●	ability to obtain funding for our operations;
●	ability to integrate and grow acquired businesses and achieve anticipated results from strategic partnerships;
●	anticipated effect on the business of litigation to which we are or may become a party;
●	effectiveness of lead generation, branding, and other demand generation strategies to reach our customers and sustain growth;
●	our ability to consistently deliver uninterrupted service to our clients;

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

As used herein, (i) "Moatable," "the company," "we," "us," "our," and similar terms include Moatable Inc. and its subsidiaries and, in the context of describing our consolidated financial information, also include the VIE and its subsidiaries, unless the context indicates otherwise; (ii) "ADSs" refers to American depositary shares, each of which represents 45 of our Class A ordinary shares, par value $0.001 per share; (iii) "Chime" refers to Chime Technologies, Inc., our majority-owned subsidiary incorporated in the state of Delaware; (iv) "PRC" and "China" refers to the People's Republic of China, excluding, for purposes of this Quarterly Report on Form 10-Q only, Hong Kong, Macau, and Taiwan; (v) "Qianxiang Shiji" and "WFOE" refers to Qianxiang Shiji Technology Development (Beijing) Co., Ltd., our wholly-owned subsidiary incorporated in China; (vi) "Qianxiang Tiancheng" and "VIE" refers to Beijing Qianxiang Tiancheng Technology Development Co., Ltd., a company incorporated in China; (vii) "Shares" and "ordinary shares" refer to our Class A ordinary shares and Class B ordinary shares, par value $0.001 per share; (viii) "Trucker Path" refers to Trucker Path, Inc., our majority-owned subsidiary incorporated in the state of Delaware; and (ix) all dollar amounts refer to United States (U.S.) dollars unless otherwise indicated.

“Moatable,” “Chime,” “Trucker Path,” and other trademarks of ours appearing in this report are our property. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND JUNE 30, 2023

(In thousands of US dollars, except share data and per share data)

	As of December 31,	As of June 30,
	2022	2023
	(As Adjusted1)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,960	$20,799
Short-term investments	24,004	19,061
Accounts receivable, net	2,054	2,781
Prepaid expenses and other current assets, net	4,152	4,226
Stipulation disbursement receivable	2,630	—
Total current assets	60,800	46,867

Non-current assets
Property and equipment, net	5,547	6,274
Intangible assets, net	2,425	2,343
Goodwill	547	393
Long-term investments	25,768	26,357
Other non-current assets	569	445
Total non-current assets	34,856	35,812

TOTAL ASSETS	$95,656	$82,679

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,570	$1,390
Accrued expenses and other current liabilities	11,720	10,210
Operating lease liabilities - current	301	122
Amounts due to related parties	662	627
Deferred revenue	4,323	4,363
Income tax payable	10,366	9,742
Total current liabilities	28,942	26,454

Non-current liabilities
Operating lease liabilities - non-current	—	66
Total non-current liabilities	—	66
TOTAL LIABILITIES	$28,942	$26,520

1 See Note 2.

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS- continued

DECEMBER 31, 2022 AND JUNE 30, 2023

(In thousands of US dollars, except share data and per share data)

	As of December 31,	As of June 30,
	2022	2023
	(As Adjusted1)	(Unaudited)
Commitments and contingencies	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 832,736,562 shares issued and outstanding as of December 31, 2022; 715,784,683 shares issued and 660,819,388 shares outstanding as of June 30, 2023	$833	$716
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized, 305,388,450 shares issued and outstanding as of December 31, 2022, 305,388,450 and 170,258,970 shares issued and outstanding as of June 30, 2023, respectively; each Class B ordinary share is convertible into one Class A ordinary share	305	170
Treasury stock	—	(1,953)
Additional paid in capital	779,002	781,081
Accumulated deficit	(697,299)	(707,422)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(8,951)	(8,388)

Total Moatable, Inc. shareholders’ equity	80,602	70,916

Non-controlling interest	(13,888)	(14,757)

Total equity	66,714	56,159

TOTAL LIABILITIES AND EQUITY	$95,656	$82,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

1 See Note 2

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2023

(In thousands of US dollars, except share data and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Revenues:
SaaS revenue	$10,854	$12,848	$21,115	$24,928
Other services	131	20	191	89
Total revenues	10,985	12,868	21,306	25,017
Cost of revenues:
SaaS business	2,500	2,549	4,926	5,223
Other services	14	72	35	121
Total cost of revenues	2,514	2,621	4,961	5,344

Gross profit	8,471	10,247	16,345	19,673

Operating expenses
Selling and marketing	4,833	4,639	9,628	9,535
Research and development	4,092	4,911	7,690	9,813
General and administrative	3,289	3,528	7,561	6,575
Total operating expenses	12,214	13,078	24,879	25,923

Loss from operations	(3,743)	(2,831)	(8,534)	(6,250)
Other (loss) income, net	(26)	1,218	1,379	1,195
Gain (Loss) from fair value change of a long-term investment	13,363	(7,755)	13,363	521
Interest income, net	12	437	198	793
Income (Loss) before provision of income tax and loss in equity method investments and noncontrolling interest, net of tax	9,606	(8,931)	6,406	(3,741)
Income tax benefits	—	—	—	—
Income (Loss) before loss in equity method investments and noncontrolling interest, net of tax	9,606	(8,931)	6,406	(3,741)
(Loss) Income in equity method investments, net of tax	(11,154)	170	(11,638)	314
Net loss	$(1,548)	$(8,761)	$(5,232)	$(3,427)
Net loss attributable to non-controlling interests	(192)	(350)	(559)	(986)
Net loss attributable to Moatable, Inc.	$(1,356)	$(8,411)	$(4,673)	$(2,441)

Net loss per share:
Net loss per share attributable to Moatable, Inc. shareholders:
Basic	$(0.001)	$(0.008)	$(0.004)	$(0.002)
Diluted	$(0.001)	$(0.008)	$(0.004)	$(0.002)
Weighted average number of shares used in calculating net loss per share attributable to Moatable, Inc. shareholders:
Basic	1,137,942,403	1,007,327,376	1,129,725,020	1,074,919,510
Diluted	1,137,942,403	1,007,327,376	1,129,725,020	1,074,919,510

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2023

(In thousands of US dollars, except share data and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Net loss	$(1,548)	$(8,761)	$(5,232)	$(3,427)

Other comprehensive income (loss) net of tax
Foreign currency translation, net of nil income taxes	493	349	419	481
Net unrealized gain (loss) on available-for-sale investments, net of tax of $nil for the three and six months ended June 30, 2022 and 2023, respectively	—	4	—	(38)
Other comprehensive income (loss)	493	353	419	443
Comprehensive loss	(1,055)	(8,408)	(4,813)	(2,984)
Less: total comprehensive loss attributable to noncontrolling interest	(497)	(475)	(859)	(1,106)
Comprehensive loss attributable to Moatable, Inc.	$(558)	$(7,933)	$(3,954)	$(1,878)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2023, JUNE 30, 2022 AND 2023

(In thousands of US dollars, except share data)

										Accumulated
							Additional			other		Non-
	Class A ordinary shares		Class B ordinary shares		Treasury stock		paid-in	Accumulated	Statutory	comprehensive	Total Moatable,	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	reserves	income (loss)	Inc.’s equity	interest	equity

Balance as of December 31, 2022 (As Adjusted)	832,736,562	$833	305,388,450	$305	—	$—	$779,002	$(697,299)	$6,712	$(8,951)	$80,602	$(13,888)	$66,714
Stock-based compensation	—	—	—	—	—	—	644	—	—	—	644	121	765
Repurchase of Class A ordinary shares	—	—	—	—	(30,549,690)	(1,249)	—	—	—	—	(1,249)	—	(1,249)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(42)	(42)	—	(42)
Other comprehensive income	—	—	—	—	—	—	—	—	—	127	127	5	132
Reclassification of additional paid-in capital	—	—	—	—	—	—	838	(838)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	5,970	—	—	5,970	(636)	5,334
Exercise of share options and RSUs vesting	30,645,751	3	—	—	—	—	33	—	—	—	36	—	36
Balance as of March 31, 2023	863,382,313	$836	305,388,450	$305	(30,549,690)	$(1,249)	$780,517	$(692,167)	$6,712	$(8,866)	$86,088	$(14,398)	$71,690
Stock-based compensation	—	—	—	—	—	—	597	—	—	—	597	116	713
Repurchase of Class A ordinary shares	(152,870,520)	(153)	—	—	(24,415,605)	(704)	—	(3,633)	—	—	(4,490)	—	(4,490)
Repurchase of Class B ordinary shares	—	—	(135,129,480)	(135)	—	—	—	(3,211)	—	—	(3,346)	—	(3,346)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	4	4	—	4
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	474	474	(125)	349
Net loss	—	—	—	—	—	—	—	(8,411)	—	—	(8,411)	(350)	(8,761)
Exercise of share options and RSUs vesting	5,272,890	33	—	—	—	—	(33)	—	—	—	—	—	—
Balance as of June 30, 2023	715,784,683	$716	170,258,970	$170	(54,965,295)	$(1,953)	$781,081	$(707,422)	$6,712	$(8,388)	$70,916	$(14,757)	$56,159

										Accumulated
							Additional			other		Non-
	Class A ordinary shares		Class B ordinary shares		Treasury stock		paid-in	Accumulated	Statutory	comprehensive	Total Moatable,	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	reserves	income (loss)	Inc.’s equity	interest	equity
Balance as of December 31, 2021	815,936,577	$816	305,388,450	$305	—	$—	$772,207	$(620,391)	$6,712	$(10,012)	$149,637	$(12,625)	$137,012
Stock-based compensation	—	—	—	—	—	—	1,411	—	—	—	1,411	121	1,532
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(79)	(79)	5	(74)
Net loss	—	—	—	—	—	—	—	(3,317)	—	—	(3,317)	(367)	(3,684)
Balance as of March 31, 2022	815,936,577	$816	305,388,450	$305	—	$—	$773,618	$(623,708)	$6,712	$(10,091)	$147,652	$(12,866)	$134,786
Stock-based compensation	—	—	—	—	—	—	957	—	—	—	957	122	1,079
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	798	798	(305)	493
Net loss	—	—	—	—	—	—	—	(1,356)	—	—	(1,356)	(192)	(1,548)
Exercise of share option and RSUs vesting	16,799,985	17	—	—	—	—	173	—	—	—	190	—	190
Balance as of June 30, 2022	832,736,562	833	305,388,450	305	—	—	774,748	(625,064)	6,712	(9,293)	148,241	(13,241)	135,000

The accompanying notes are integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 and 2023

(In thousands of US dollars)

	For the six months ended June 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(5,232)	$(3,427)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,611	1,478
Loss (income) in equity method investments	11,638	(314)
Amortization of the right-of-use assets	294	248
Depreciation and amortization	113	270
Gain on debt forgiveness	(1,329)	—
Release of tax liabilities	—	(1,308)
Loss from disposal of subsidiaries	—	308
Fair value change on long-term investment	(13,363)	(521)
Changes in operating assets and liabilities:
Accounts receivable	(268)	(727)
Prepaid expenses and other current assets	2,180	23
Accounts payable	785	(185)
Amounts due from/to related parties	(46)	(2)
Accrued expenses and other current liabilities	290	(757)
Deferred revenue	1,033	40
Operating lease liabilities	(329)	(268)
Net cash used in operating activities	(1,623)	(5,142)

Cash flows from investing activities:
Payment for acquisition of subsidiaries, net of cash acquired	(1,164)	—
Redemption of short-term investments	1,000	4,905
Dividend received from equity investment	—	52
Purchases of intangible assets	(1,569)	(121)
Proceeds from disposal of equipment and property	1	1
Proceeds from disposal of intangible assets	—	—
Purchases of property and refurbishment construction	(4,724)	(916)
Net cash (used in) provided by investing activities	(6,456)	3,921

Cash flows from financing activities:
Proceeds from exercise of share options	190	36
Ordinary share buyback	—	(9,085)
Dividend from stipulation settlement	—	2,630
Repayment of borrowings	(256)	—
Net cash used in financing activities	(66)	(6,419)
Net decrease in cash and cash equivalents and restricted cash	(8,145)	(7,640)
Cash and cash equivalents and restricted cash at beginning of period	65,247	27,960
Effect of exchange rate changes	(268)	479
Cash and cash equivalents and restricted cash at end of period	$56,834	20,799

Supplemental schedule of cash flows information:
Income taxes paid	$—	$—

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$—	$260

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

Moatable, Inc. was incorporated in the Cayman Islands. Moatable, Inc., which includes its consolidated subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiaries (collectively referred to as the “Company”), operates two SaaS businesses, Chime and Trucker Path. Chime offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain and nurture leads, close transactions, and retain their clients. Trucker Path provides trip planning, navigation, freight sourcing, and a marketplace that offers truckers goods and services to operate their businesses. The Company’s SaaS businesses generate nearly 100% of their revenue from the U.S. market.

As of June 30, 2023, Moatable, Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

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

The VIE arrangements

PRC regulations limit direct foreign ownership of business entities providing value-added telecommunications services, online advertising services and internet services in the PRC where certain licenses are required for the provision of such services. Although the Company no longer operates businesses requiring the VIE, historically, the Company provided online advertising, Internet value-added services (“IVAS”), and internet finance services through its VIE. Qianxiang Tiancheng, which is referred to as the “VIE”.

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

More specifically, the Company believes the terms of the contractual agreements are valid, binding, and enforceable under PRC laws and regulations currently in effect. In particular, the Company believes that the minimum amount of consideration permitted by the applicable PRC law to exercise the exclusive option does not represent a financial barrier or disincentive for the Company to exercise its rights under the exclusive option agreement. A simple majority vote of the Company’s board of directors is required to pass a resolution to exercise the Company’s rights under the exclusive option agreement, for which the consent from Mr. Joe Chen, who holds the most voting interests in the Company and is also the Company’s chairman and CEO, is not required. The Company’s rights under the exclusive option agreement give the Company the power to control the shareholders of the VIE and thus the power to direct the activities that most significantly impact the VIE’s economic performance. In addition, the Company’s rights under powers of attorney also reinforce the Company’s abilities to direct the activities that most significantly impact the VIE’s economic performance. The Company also believes that this ability to exercise control ensures that the VIE will continue to execute and renew service agreements that benefit the Company, currently largely comprised of Research and Development services to the Company’s SaaS businesses. By charging service fees at the sole discretion of the Company, and by ensuring that service agreements are executed and renewed indefinitely, the Company has the right to receive substantially all of the economic benefits from the VIE.

The VIE and its subsidiaries hold the requisite licenses and permits necessary to conduct the Company’s business in PRC under the current business arrangements.

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying condensed consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries. As of December 31, 2022 and June 30, 2023, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,	As of June 30,
	2022	2023
Total assets	$9,084	$10,744
Total liabilities	$10,630	$12,141

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Revenues	$20	$22	$54	$56
Net Loss	$(3,004)	$(2,355)	$(6,769)	$(6,738)

	For the six months ended June 30,
	2022	2023
Net cash (used in) provided by operating activities	$(1,469)	$1,474
Net cash used in investing activities	$—	$(55)
Net cash used in financing activities	$—	$—

There are no consolidated VIE assets that are collateral for the VIE obligations and can only be used to settle the VIE obligations. There are no creditors (or beneficial interest holders) of the VIE that have recourse to the general credit of the Company or any of its consolidated subsidiaries. However, if the VIE ever needs financial support, the Company or its subsidiaries may, at its option and subject to statutory limits and restrictions, provide financial support to its VIE through loans to the shareholders of the VIE or entrustment loans to the VIE.

Relevant PRC laws and regulations restrict the VIE from transferring a portion of its net assets, equivalent to the balance of its statutory reserve and its share capital, to the Company in the form of loans and advances or cash dividends.

2.   REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the SEC (the “2022 Form 10-K”), management of the Company discovered that the Company’s share of loss in the equity investment of Beijing Fenghou Tianyuan Investment and Management Center L.P. (“FHTY”) was different than the amount previously included in its consolidated financial statements as of and for the year ended December 31, 2022. The difference was discovered upon receipt of additional financial information made available by FHTY following the filing of our Audited financial statements that showed impairments on certain investments held by FHTY as of December 31, 2022. The differences resulted from a change in fair value of certain investments held by FHTY for which the Company would have picked up a loss in the amount of $1.6 million had the Company known of the impairments or had a policy in place to incorporate lag reporting for equity method investments.

Additionally, in connection with the settlement of the shareholder derivative lawsuit, the Company received a one-time dividend of US$2.6 million on January 20, 2023 for ADSs that were held by the Company as of the payment date to settle tax withholdings for ADSs issued to participants under the Company’s share incentive plans. The Company concluded that the one-time dividend should have been recorded in the consolidated financial statements for the year ended December 31, 2022.  The subsequent event provides a basis to estimate and record the dividend as of December 31, 2022 since the matter was ultimately settled on January 20, 2023 and prior to the filing of the consolidated financial statements for the year ended December 31, 2022 included in its Form 10-K.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the adjustments detailed above, and determined the related impact did not materially misstate its consolidated financial statements as of and for the year ended December 31, 2022.  Although the Company concluded that the misstatement was not material to its consolidated financial statements as of and for the year ended December 31, 2022, the Company has determined it was appropriate to adjust its consolidated balance sheets as of December 31, 2022 on a prospective basis to provide appropriate context to stakeholders within comparative financial statements as of and for the three months ended March 31, 2023 due to the materiality to the quarterly financial statements. The impact on the statement of operations will be displayed on the Company’s consolidated financial statements for the year ending December 31, 2023. The following are the relevant line items from the Company’s consolidated balance sheet as of December 31, 2022 which illustrate the effect of the adjustments to the periods presented:

Selected consolidated balance sheets information as of December 31, 2022

	As previously reported	Adjustment	As adjusted
Assets
Stipulation disbursement receivable	—	2,630	2,630
Total current assets	58,170	2,630	60,800
Long-term investment	27,450	(1,682)	25,768
Total Assets	94,708	948	95,656
Shareholders’ equity
Accumulated deficit	(695,635)	(1,664)	(697,299)
Additional paid-in capital	776,372	2,630	780,517
Accumulated other comprehensive loss	(8,933)	(18)	(8,951)
Total Moatable, Inc. shareholders’ equity	79,654	948	80,602

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

Principles of consolidation

The condensed consolidated financial statements of the Company include the financial statements of Moatable, Inc., its subsidiaries, its VIE and VIE’s subsidiaries. All inter-company transactions and balances are eliminated upon consolidation.

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

Restricted Cash

Restricted cash is the cash deposits pledged as security for the debt borrowings which are expected to be released in accordance with the debt agreement. The restriction will lapse when the related debt is paid off. The restricted cash represents cash deposited into bank accounts which is expected to be released within the next twelve months.

The cash deposits pledged as security were $9,159 and $7,088 as of December 31, 2022 and June 30, 2023, respectively. The restricted cash balances represent cash deposits pledged as security for debt borrowing of Kaixin and its subsidiary (“Kaixin Subsidiary”), under an irrevocable standby letter of credit (SBLC) issued by East West Bank (the “Bank). Kaixin and its subsidiary have defaulted on both loans guaranteed by the Company under the SBLC.

On June 1, 2023, East West Bank assigned to the Company all rights, title, and interest in and to that certain $2.0 million loan made by the Bank to Kaixin (the “Kaixin USD Loan”) for a total consideration of approximately $2.0 million paid for from the Company’s Restricted Cash. The Kaixin USD Loan was guaranteed by the Letters of Credit. The Company is evaluating its options to pursue recovery from Kaixin after the assignment but considers any recovery remote.

In addition, as of the date of this Quarterly Report on Form 10-Q, approximately $5,870 had been claimed under our standby letter of credit in connection with the Kaixin Subsidiary’s default of certain guaranteed loan. No payment has been made to the Bank in connection with such claim, but the Company expects to reimburse the Bank for the full amount of the claim and for the bank to make any restricted cash remaining, after full settlement of the claim, available to the company without restrictions.

Short-term investments

Short-term investments, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next 12 months, as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. Available-for-sale securities as of December 31, 2022 and June 30, 2023 were $24,004, and $19,061, respectively. For the three and six months ended June 30, 2022, the increase in fair value of available-for-sale securities was recognized in other comprehensive loss amounting to nil and nil, respectively; for the three and six months ended June 30, 2023, the change in fair value of available-for-sale securities was recognized in other comprehensive gain and loss amounting to $4 and $38, respectively.

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

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represent amounts invoiced and contract assets are recognized prior to invoicing when the Company has satisfied the Company’s performance obligation and has the unconditional right to payment. There were no contract assets recorded as of December 31, 2022 and June 30, 2023.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $4,323 and $4,363 as of December 31, 2022 and June 30, 2023, which is expected to be substantially recognized as revenue within one year. The amount of revenue recognized during the six months ended June 30, 2022 and 2023 that was previously included in the deferred revenue as of December 31, 2021 and 2022 was $1,999 and $3,371, respectively.

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019, FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard beginning on January 1, 2023, and the adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This guidance is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard beginning on January 1, 2023, and the adoption of ASU 2021-08 did not have a material impact on the consolidated financial.

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s consolidated results of operations or financial position.

4.   LONG-TERM INVESTMENTS

		December 31,	June 30,
	Note	2022	2023
Equity method investments:
Fundrise, L.P.	(i)	12,085	12,343
Other	(ii)	3,322	3,163
Total equity method investments		15,407	15,506

Equity investment with readily determinable fair values
Kaixin Auto Holdings	(iii)	$9,636	$10,157

Equity investment without readily determinable fair values
Suzhou Youge Interconnection Venture Capital Center		725	694

Total long-term investments		$25,768	$26,357

(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2022 and June 30, 2023 and recognized its share of income of $14 and $170 for the three months ended June 30, 2022 and 2023, and share of loss and income $68 and $262 for the six months ended June 30, 2022 and 2023, respectively.
(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,380 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2022 and June 30, 2023 and recognized its share of income of $416 and nil for the three months ended June 30, 2022 and 2023, and $416 and nil for the six months ended June 30, 2022 and 2023, respectively.
(iii)	From June 30, 2022, the Company’s equity interest in Kaixin Auto Holdings ("Kaixin") decreased to 16.6% and the resignation of the Company’s representative from Kaixin’s Board of Directors, which combined resulted in a lack of significant influence in Kaixin. Thus, from June 30, 2022, the investment in Kaixin should be accounted for as equity investment with readily determinable fair value, a change in accounting the equity method. For the three months ended June 30, 2023, the Company recognized a $7,755 unrealized loss as a change of fair value to the investment of Kaixin. For the six months ended June 30, 2022 and 2023, the Company recognized a $13,363 and $521 unrealized income as a change of fair value to the investment of Kaixin, which was booked in gain from fair value change of a long-term investment on the condensed consolidated statements of operations. Prior to the change in the accounting method, the Company recognized its share loss of $11,986 from Kaixin under equity method for the six months ended June 30, 2022.

5.   OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases expire through 2025 and are renewable upon negotiation.

For the three months ended June 30, 2022 and 2023, cash paid for amounts included in the measurement of lease liabilities was $166 and $53, respectively. For the six months ended June 30, 2022 and 2023, cash paid for amounts included in the measurement of lease liabilities was $329 and $268, respectively.

The operating lease cost and short-term lease cost for the three and six months ended June 30, 2022 and 2023 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Selling expenses	$42	$45	$98	$93
Research and development expenses	60	70	121	140
General and administrative expenses	250	10	523	61
Total operating lease cost	352	125	742	294

Short-term lease cost	—	21	57	80

Total lease cost	$352	$146	$799	$374

The weighted average remaining lease term as of December 31, 2022 and June 30, 2023 was 0.62 and 1.75 years, and the weighted average discount rate of the operating leases was 10.30% and 10.30%, respectively. Maturities of lease liabilities as of June 30, 2023 were as follows:

Operating Lease
Remainder of 2023	$135
2024	68
Total undiscounted lease payment	203
Less: Imputed interest	(15)
Present value of lease liabilities	$188

6.   ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the three months ended June 30, 2022 and 2023, 16,799,985 and 5,272,890 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation; and during the six months ended June 30, 2022 and 2023, 16,799,985 and 35,918,641 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation, respectively, among which the vesting of 21,267,315 restricted shares was suspended due to the Stipulation Settlement until January 13, 2023, but expensed according to the original vesting schedule. The catch-up vesting of all suspended shares was applied upon the completion of the settlement (See Note 7).

Stock Repurchase from public market

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

The Stock Repurchase Program does not obligate the Company to repurchase any amount of the Company’s ordinary shares, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s ordinary shares, the Company’s corporate cash requirements, and overall market conditions. The Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules.

For the three months and six months ended June 30, 2023, the Company repurchased 542,569 and 1,221,451 ADSs, excluding the ADSs repurchased from Softbank, representing 24,415,605 and 54,965,295 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $704 and $1,953 on the open market, at a weighted average price of $1.30 and $1.60 per ADS, respectively.

Stock Repurchase from SoftBank

On May 23, 2023, the Company entered into a share repurchase agreement (the “Share Repurchase Agreement”) with SoftBank Group Capital Limited (“SoftBank”), pursuant to which the Company repurchased Class A and Class B ordinary shares of 152,870,520, and

135,129,480, respectively, from SoftBank (“Share Repurchase”). The repurchase price was $1.1144 per ADS, and the aggregate purchase price was $7,132. The purchase price per share was greater than the market price, which closed at $0.93 per share on the day of the share repurchase. The Company used cash on hand for the Share Repurchase and retired the ordinary shares purchased.

Prior to the Share Repurchase, no person owns more than 50% of the Company’s outstanding shares or voting power. A change in control of the Company occurred by virtue of the consummation of the Share Repurchase, with Mr. Joseph Chen (“Mr. Chen”), the Company’s founder, chairman of board of directors and chief executive officer, becoming the Company’s largest and controlling shareholder. Immediately after giving effect to the Share Repurchase, Mr. Chen holds 156,204,091 Class A ordinary shares and 170,258,970 Class B ordinary shares, representing 38.8% of total outstanding shares and 78.3% of total voting power of the Company.

Additionally, immediately after giving effect to the Share Repurchase, SoftBank holds 117,388,451 Class A ordinary shares of the Company, which is less than the Softbank Base Holding as defined in the Company’s currently effective Memorandum and Articles of Association. As a result, SoftBank is no longer entitled to the special rights set forth in the Company’s Memorandum and Articles of Association, including (i) the right to designate one director and (ii) approval rights with respect to certain matters such as a change-of-control event, election of directors at annual general meetings, new issuances of ordinary shares, and major acquisitions or disposals of assets.

In the Share Repurchase transaction, the Company initiated the transaction and thus paid a price greater than the market price at the transaction date without acquiring other rights or privileges, or entering other agreements. Therefore, the excess of $6,844 over ordinary shares’ par value was charged entirely to retained earnings.

The following table sets forth repurchase activity under the Stock Repurchase Program from for the three months ended June 30, 2023, which included the stock repurchase from Softbank:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
	Total	Average	Purchased as	Value of ADSs That
	Number of	Price	Part of Publicly	May Yet Be
	ADSs	Paid Per	Announced	Purchased Under the
	Purchased	ADS	Programs	Programs
Periods
April 2023:
Open market purchases	161,691	$1.35	$219	$8,532
May 2023:
Open market purchases	166,299	$1.06	$176	$8,356
Repurchase from Softbank	6,400,000	$1.11	$7,132	1,224
June 2023:
Open market purchases	214,579	$1.45	$309	$915
Total	6,942,569		$7,836

7.   SHARE-BASED COMPENSATION

Moatable, Inc. Stock options

The following table summarizes information with respect to share options outstanding as of June 30, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	91,646,055	1.61	$0.01	$0.02	91,646,055	1.61	$0.01	$0.02
	91,646,055			$0.02	91,646,055			$0.02

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2022	95,021,055	$0.01

Exercised	(3,150,000)	$0.01
Forfeited	(225,000)	$0.01

Balance, June 30, 2023	91,646,055	$0.01

Exercisable, June 30, 2023	91,646,055	$0.01

Expected to vest, June 30, 2023	—	$—

For employee stock options, the Company recorded share-based compensation of $nil and nil for the three months ended June 30, 2022 and 2023; and $484 and $nil for the six months ended June 30, 2022 and 2023, respectively, based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method.

For the three and six months ended June 30, 2022 and 2023, there was no share-based compensation recorded for non-employee options. All outstanding share options have fully vested.

As of June 30, 2023, there was no unrecognized share-based compensation expense relating to share options.

Moatable, Inc. Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2022	35,263,634	$0.14

Vested (i)	(11,501,326)	$0.14
Forfeited	(659,607)	0.13

Outstanding as of June 30, 2023	23,102,701	$0.14
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

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares of $957 and $597 for the three months ended June 30, 2022 and 2023, and $1,884 and $1,241 for the six months ended June 30, 2022 and 2023, respectively.

Total unrecognized compensation expense amounting to $3,500 related to nonvested restricted shares granted as of June 30, 2023. The expense is expected to be recognized in continuing operations over a weighted-average period of 0.65 years.

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

For the six months ended June 30, 2022, Chime granted an aggregate of 19,726 options under 2021 Chime Plan to certain of its directors, officers and employees as compensation for their services. The weighted average grant-date fair value of the share options granted during the period presented was $34.00 per option.

For the six months ended June 30, 2022 Trucker Path granted an aggregate of 18,070 options under its 2021 Trucker Path Plan to certain of its directors, officers and employees to compensate their services. The weighted-average grant-date fair value of the share options granted during the period presented was $66.00 per option.

For the six months ended June 30, 2023, nil options were newly granted by Chime and Trucker Path under 2020 Chime Plan, 2020 Trucker Path Plan, 2021 Chime Plan and 2021 Trucker Path Plan.

The Company recorded share-based compensation expense for Chime and Trucker Path for the three and six months ended June 30, 2022 and 2023 as follows, based on the fair value on the grant dates over the requisite service period of award using the straight-line method.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Chime	$44	$42	$88	$86
Trucker Path	$78	$74	$155	$151

As of June 30, 2023 there were $400 and $706 unrecognized share-based compensation expense relating to share options of Chime and Trucker Path, respectively. This amount is expected to be recognized over a weighted-average vesting period of 2.44 and 2.48 years for Chime and Trucker Path, respectively.

The following table summarizes information with respect to share options outstanding of Chime as of June 30, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00 and 73.35	48,465	7.98	$31.53	$38.74	32,554	7.56	$20.26	$49.19
	48,465			$38.74	32,554			$49.19

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2022	49,748	$31.19	15.11
Forfeited	(1,283)	$18.20	9.03
Balance, June 30, 2023	48,465	$31.53	15.27
Exercisable, June 30, 2023	32,554	$20.26
Expected to vest, June 30, 2023	15,911	54.61

The following table summarizes information with respect to share options outstanding of Trucker Path as of June 30, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00 and 133.00	49,285	7.88	47.97	$83.52	35,788	7.51	28.61	$102.31
	49,285			$83.52	35,788			$102.31

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2022	51,005	$49.60	$24.45
Forfeited	(1,720)	$95.50	$46.47
Balance, June 30, 2023	49,285	$47.97	$23.99
Exercisable, June 30, 2023	35,788	$28.61
Expected to vest, June 30, 2023	13,497	$98.56

The total amount of share-based compensation expense for options, nonvested restricted shares of the Company and Chime and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Selling and marketing expenses	$45	$36	$90	$80
Research and development expenses	174	132	348	289
General and administrative expenses	859	545	2,173	1,109
Total share-based compensation expense	$1,078	$713	$2,611	$1,478

There was no income tax benefit recognized in the statements of operations for share-based compensation for the three and six months ended June 30, 2022 and 2023.

8.   SEGMENT INFORMATION and GEOGRAPHIC INFORMATION

The disaggregated revenues by subscription, advertising, and other services for the three and six months ended June 30, 2022 and 2023 were as following:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Chime
Subscription services	$5,518	$6,779	$10,628	$13,204
Advertising services	346	374	870	775
Other SaaS revenue	39	60	39	60
	$5,903	$7,213	$11,537	$14,039
Trucker Path
Subscription services	$4,451	$5,155	$8,374	$10,041
Advertising services	500	435	853	831
Other SaaS revenue	118	48	469	20
	$5,069	$5,638	$9,696	$10,892
Other Operations
Other services	$13	$17	$73	$86
Total Revenue	$10,985	$12,868	$21,306	$25,017

The Company provides SaaS platforms to customers primarily located in the United States. The Company’s conducts its operations in two reportable segments: Chime, and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company provides similar platform services in each of its segments.  It is impractical to segregate and identify revenues, beyond what the Company has disclosed herein, for each of these individual products and services.

The Chime segment includes the Company’s all-in-one real estate sales acceleration and client lifecycle management platform. The Trucker Path segment includes the Company’s driver-centric online transportation management platform. The Other Operations segment consists of other items not allocated to any of the Company’s segments.

The Company measures the results of its segments using, among other measures, each segment’s revenue and cost of revenues. Information for the Company’s segments, as well as for Other Operations, is provided in the following table:

	Chime	Trucker Path	Other Operations	Consolidated
Three Months Ended June 30, 2023
Revenue	$7,213	$5,638	$17	$12,868
Cost of revenues	1,025	1,581	15	2,621
Gross Margin	$6,188	$4,057	$2	$10,247

Three Months Ended June 30, 2022
Revenue	$5,903	$5,069	$13	$10,985
Cost of revenues	935	1,578	1	2,514
Gross Margin	$4,968	$3,491	$12	$8,471
Six Months Ended June 30, 2023
Revenue	$14,039	$10,892	$86	$25,017
Cost of revenues	2,036	3,225	83	5,344
Gross Margin	$12,003	$7,667	$3	$19,673

Six Months Ended June 30, 2022
Revenue	$11,537	$9,696	$73	$21,306
Cost of revenues	1,665	3,274	22	4,961
Gross Margin	$9,872	$6,422	$51	$16,345

The majority of the Company’s revenue for the three and six months ended June 30, 2022 and 2023 was generated from the United States.

As of December 31, 2022 and June 30, 2023, substantially all of the long-lived assets of the Company were located in the US. As of June 30, 2023, the long-lived assets $380, $129 and $8,553 of the Company were located in the PRC, Philippines and United States, respectively.

As of December 31, 2022, the long-lived assets $108, $231 and $8,202 of the Company were located in the PRC, Philippines and United States, respectively.

9.   STATUTORY RESERVE AND RESTRICTED NET ASSETS

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, the Company’s subsidiaries and VIE entities located in the PRC, being foreign invested enterprises established in the PRC, are required to provide for certain statutory reserves. These statutory reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund or discretionary reserve fund, and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits, the general reserve fund requires a minimum annual appropriation of 10% of after-tax profit (as determined under accounting principles generally accepted in China at each year-end); the other fund appropriations are at the subsidiaries’ or the affiliated PRC entities’ discretion. These statutory reserve funds can only be used for specific purposes of enterprise expansion, staff bonus and welfare, and are not distributable as cash dividends except in the event of liquidation of the Company’s subsidiaries, the Company’s affiliated PRC entities and their respective subsidiaries. The Company’s subsidiaries and VIE entities are required to allocate at least 10% of their after-tax profits to the general reserve until such reserve has reached 50% of their respective registered capital. As of December 31, 2022 and June 30, 2023, none of the Company’s PRC subsidiaries and VIE entities had a general reserve that reached the 50% of their registered capital threshold, therefore they will continue to allocate at least 10% of their after-tax profits to the general reserve fund.

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the three and six months ended June 30, 2022 and 2023.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution were $251,309 and $242,365 as of December 31, 2022 and June 30, 2023, respectively.

10.   INCOME TAXES

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has a full valuation allowance against U.S. federal and state net operating losses.

11.   SUBSEQUENT EVENT

The Company has evaluated subsequent events through August 14, 2023, the date of issuance of the condensed consolidated financial statements, and noted that there are no other subsequent events.

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

Operating Results

Overview

Our business model has evolved continuously since our initial public offering in May 2011. At the time of our initial public offering, we were primarily a social networking service platform, and we had a number of ancillary businesses intended to monetize that platform. We gradually disposed of the social networking service platform and most of those ancillary businesses in the years that followed our initial public offering.

Currently, we operate two SaaS businesses, Chime and Trucker Path (the “SaaS businesses”), both of which are considered reportable segments. Chime offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain and nurture leads, close transactions, and retain their clients. Trucker Path is a driver-centric online transportation management platform whose mission is to make freight transportation fast, reliable, and efficient. Trucker Path provides trip planning, navigation, freight sourcing, a marketplace that offers goods and services truckers use to operate their businesses, and connects qualified brokers and carriers to expand their reach and initiate and complete transactions easily and efficiently. The majority of our revenues are generated by our SaaS businesses. Our SaaS businesses generate nearly 100% of their revenue from the U.S. market.

Our total revenues increased from US$11.0 million for the three months ended June 30, 2022 to US$12.9 million for the same period in 2023, and net loss for the three months ended June 30, 2022 was US$1.5 million and US$8.8 million for the same period in 2023. For the six months ended June 30, 2022, our total revenues increased from US$21.3 million to US$25.0 million in the same period in 2023, and net loss for the six months ended June 30, 2022 was US$5.2 million and US$3.4 million for the same period in 2023. Net loss for the three months ended June 30, 2023 was driven by a loss from the change in fair value of long-term investments of US$7.8 million.

Loss from operations improved from US$3.7 million to US$2.8 million for the three months ended June 30, 2022 and 2023, respectively, and US$8.5 million to US$6.3 million for the six months ended June 30, 2022 and 2023.

Financial Overview

Revenue

We derive substantially all of our revenues from the SaaS businesses through SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. The timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was US$4.3 million and US$4.4 million as of December 31, 2022 and June 30, 2023, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues (dollars in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023

	(Unaudited, in thousands of US$)
Chime
Subscription services	$5,518	$6,779	$10,628	$13,204
Advertising services	346	374	870	775
Other SaaS revenue	39	60	39	60
	$5,903	$7,213	$11,537	$14,039
Trucker Path
Subscription services	$4,451	$5,155	$8,374	$10,041
Advertising services	500	435	853	831
Other SaaS revenue	118	48	469	20
	$5,069	$5,638	$9,696	$10,892
Other Operations
Other services	$13	$17	$73	$86
Total Revenue	$10,985	$12,868	$21,306	$25,017

SaaS Revenue

Our subscription revenues are derived primarily from platform services provided by Chime and Trucker Path. Our revenues from advertising services are derived primarily from lead generation and print advertising services provided by Chime and point-of-interest and banner advertising services provided by Trucker Path. Our other SaaS revenue consists primarily of dispatching and fuel program revenue from the Trucker Path segment and revenues from non-recurring equipment sales recorded in the first quarter of 2022.

Other Services

Our revenues from other services consist primarily of back-office services provided to Oak Pacific Investments.

Cost of Revenues

Cost of revenues consists primarily of App and Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues was US$2.5 million and US$2.6 million for the three months ended June 30, 2022 and 2023, respectively; and US$5.0 million and US$5.3 million for the six months ended June 30, 2022 and 2023, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses, both as dollar amounts and as percentages of our total revenue, for the periods indicated.

	For the three months ended June 30,				For the six months ended June 30,
	2022		2023		2022		2023

	(Unaudited, in thousands of US$, except for percentages)
	US$	%	US$	%	US$	%	US$	%
Operating expenses:
Selling and marketing	$4,833	44.0%	$4,639	36.1%	$9,628	45.2%	$9,535	38.1%
Research and development	4,092	37.3%	4,911	38.2%	7,690	36.1%	9,813	39.2%
General and administrative	3,289	29.9%	3,528	27.4%	7,561	35.5%	6,575	26.3%
Total operating expenses	$12,214	111.2%	$13,078	101.7%	$24,879	116.8%	$25,923	103.6%

Our selling and marketing expenses, research and development expenses, and general and administrative expenses include share-based compensation expenses of $1.1 million and $0.7 million for the three months ended June 30, 2022 and 2023, and $2.6 million and $1.5 million for the six months ended June 30, 2022 and 2023, respectively.

Selling and marketing expenses

Selling and marketing expenses consist primarily of salaries, benefits, and commissions for our sales and marketing personnel, online advertising, and other advertising and promotion expenses. Our selling and marketing expenses may increase in future periods if we increase our headcount or promotion expenses for our SaaS businesses.

Research and development expenses

Research and development expenses consist primarily of salaries and benefits for research and development personnel. Our research and development expenses may increase in future periods on an absolute basis as we intend to hire additional research and development personnel to develop new features for our various SaaS services, invest in new SaaS products and services, improve the customer experience, and further improve our technology infrastructure.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for our general and administrative personnel, and fees and expenses for third-party professional services. Our general and administrative expenses may increase in the future on an absolute basis as our SaaS businesses grow.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023

	(Unaudited, in thousands of US$)
Revenues	$10,985	$12,868	$21,306	$25,017
Cost of revenues	2,514	2,621	4,961	5,344
Operating expenses	12,214	13,078	24,879	25,923
Loss from operations	(3,743)	(2,831)	(8,534)	(6,250)
Total other income (expenses), net	13,349	(6,100)	14,940	2,509
Income (Loss) before income taxes	9,606	(8,931)	6,406	(3,741)
Income tax benefits	—	—	—	—
(Loss) Income in equity method investments, net of tax	(11,154)	170	(11,638)	314
Net loss	$(1,548)	$(8,761)	$(5,232)	$(3,427)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Revenues

Our revenues increased by 17.1% from US$11.0 million for the three months ended June 30, 2022 to US$12.9 million for the same period in 2023. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 19.7% from US$10.0 million for the three months ended June 30, 2022 to US$11.9 million for the same period in 2023. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of June 30, 2023 for Chime and Trucker Path increased to 3,695 and 97,100, by 23.2% and 12.9%, compared to June 30, 2022 paying subscriptions of 3,000 and 86,000, respectively. Purchased seats for Chime, defined as eligible users on a paid subscription, increased to 42,500 as of June 30, 2023 from 37,300 as of June 30, 2022, an increase of 14%.

●	Advertising Services. Our revenue from advertising services decreased by 4.4% from US$846 thousand for the three months ended June 30, 2022 to US$809 thousand for the same period in 2023.

Cost of revenues

Our cost of revenues increased by 4.3% from US$2.5 million for the three months ended June 30, 2022 to US$2.6 million for the same period in 2023. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow the SaaS businesses.

Gross Margins

Our gross margin increased 2.5% from 77.1% for the three months ended June 30, 2022 to 79.6%. The increase was primarily due to increased paid users in the SaaS platforms and increased revenues in the Chime segment which historically has higher gross margins.

Operating expenses

Our operating expenses increased by 7.1% from US$12.2 million for the three months ended June 30, 2022 to US$13.1 million for the same period in 2023, primarily due to an increase in our research and development headcount for new project development.

●	Selling and marketing expenses. Our selling and marketing expenses decreased slightly by 4.0% from US$4.8 million for the three months ended June 30, 2022 to US$4.6 million for the same period in 2023. This decrease was primarily due to lower compensation and commissions due to decreased headcount.
●	Research and development expenses. Our research and development expenses increased by 20.0% from US$4.1 million for the three months ended June 30, 2022 to US$4.9 million for the same period in 2023. This increase was primarily due to an increase in our research and development headcount for new projects.
●	General and administrative expenses. Our general and administrative expenses increased slightly by 7.3% from US$3.3 million for the three months ended June 30, 2022 to US$3.5 million for the same period in 2023 The increase was primarily due to an increase in legal fees related to the derivative action settlement recovery claim.

Other income (loss), net

We had other income of US$1.2 million for the three months ended June 30, 2023, compared with other loss of US$0.02 million for the same period in 2022. The fluctuation was mainly due to the release of tax liabilities in 2023.

Gain (loss) from fair value change of a long-term investment

Our loss from fair value change of a long-term investment was US$7.8 million for the three months ended June 30, 2023, compared with gain of US$13.4 for the same period in 2022. The gain (loss) from fair value change of a long-term investment represents the unrealized gain (loss) from Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Revenues

Our revenues increased by 17.4% from US$21.3 million for the six months ended June 30, 2022 to US$25.0 million for the same period in 2023. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 22.3% from US$19.0 million for the six months ended June 30, 2022 to US$23.2 million for the same period in 2023. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of June 30, 2023 for Chime and Trucker Path increased to 3,695 and 97,100, by 23.2% and 12.9%, compared to June 30, 2022 paying subscriptions of 3,000 and 86,000, respectively. Purchased seats for Chime, defined as eligible users on a paid subscription, increased to 42,500 as of June 30, 2023 from 37,300 as of June 30, 2022, an increase of 14%.

●	Advertising Services. Our revenue from advertising services decreased by 6.8% from US$1.7 million for the six months ended June 30, 2022 to US$1.6 million for the same period in 2023.

Cost of revenues

Our cost of revenues increased by 7.7% from US$5.0 million for the six months ended June 30, 2022 to US$5.3 million for the same period in 2023. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow the SaaS businesses.

Gross Margins

Our gross margin increased 1.9% from 76.7% for the six months ended June 30, 2022 to 78.6%. The increase was primarily due to increased paid users in the SaaS platforms and increased revenues in the Chime segment which historically has higher gross margins.

Operating expenses

Our operating expenses increased by 4.2% from US$24.9 million for the six months ended June 30, 2022 to US$25.9 million for the same period in 2023, primarily due to an increase in research and development expenses partially offset by a decrease in general and administrative expenses.

●	Selling and marketing expenses. Our selling and marketing expenses decreased by 1.0% from US$9.6 million for the six months ended June 30, 2022 to US$9.5 million for the same period in 2023.
●	Research and development expenses. Our research and development expenses increased by 27.6% from US$7.7 million for the six months ended June 30, 2022 to US$9.8 million for the same period in 2023. This increase was primarily due to an increase in our research and development headcount for new project development.
●	General and administrative expenses. Our general and administrative expenses decreased by 13.0% from US$7.6 million for the six months ended June 30, 2022 to US$6.6 million for the same period in 2023. The decrease was due primarily to lower share-based compensation expense.

Other income, net

We had other income of US$1.2 million for the six months ended June 30, 2023, which primarily consisted of US$1.3 million release of tax liabilities in 2023, compared with other income of US$1.4 million for the same period in 2022, which was primarily due to $1.4 million loan forgiveness in 2022.

Gain from fair value change of a long-term investment

Our gain from fair value change of a long-term investment was US$0.5 million for the six months ended June 30, 2023, compared with US$13.4 million for the same period in 2022. The gain from fair value change of a long-term investment represents the unrealized gain from Kaixin, which is accounted for as an equity investment with readily determinable fair value.

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

The Company measures the results of its segments using, among other measures, each segment's revenue and cost of revenues. Information for the Company’s segments, as well as for Other Operations, is provided in the following table:

	Chime	Trucker Path	Other Operations	Consolidated
Three Months Ended June 30, 2023
Revenue	$7,213	$5,638	$17	$12,868
Cost of revenues	1,025	1,581	15	2,621
Gross Margin	$6,188	$4,057	$2	$10,247

Three Months Ended June 30, 2022
Revenue	$5,903	$5,069	$13	$10,985
Cost of revenues	935	1,578	1	2,514
Gross Margin	$4,968	$3,491	$12	$8,471
Six Months Ended June 30, 2023
Revenue	$14,039	$10,892	$86	$25,017
Cost of revenues	2,036	3,225	83	5,344
Gross Margin	$12,003	$7,667	$3	$19,673

Six Months Ended June 30, 2022
Revenue	$11,537	$9,696	$73	$21,306
Cost of revenues	1,665	3,274	22	4,961
Gross Margin	$9,872	$6,422	$51	$16,345

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2022 and June 30, 2023, we had working capital (current assets less current liabilities) of US$31.9 million and US$20.4 million, and an accumulated deficit of US$697.3 million and US$707.4 million, respectively. For the three months ended June 30, 2022 and 2023, we incurred loss from operations amounting to US$3.7 million and US$2.8 million; for the six months ended June 30, 2022 and 2023, we incurred loss from operations amounting to US$8.5 million and US$6.3 million, and negative cash flows from operating activities of US$1.6 million and US$5.1 million, respectively.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of US$20.8 million, excluding short-term investments of $19.1 million as of June 30, 2023. The cash reserve is expected to meet our operating needs and other requirements and plans for cash for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, if negative cash flow from operating activities persists in the long run, our cash resources may become insufficient to satisfy on-going cash requirements. Cash and short-term investments are held at multiple financial institutions. We have diversified our holding banks to reduce the impact of bank failures, such as Silicon Valley Bank ("SVB"), on our uninsured deposits and to facilitate international operations.

Our material cash uses included investments in short-term government and agency securities, share repurchase, investment in adding product features and growing our enterprise presence in Chime, Chime's entry into property management SaaS services, and in research and development to add features to Trucker Path to allow us to extend the services offered to drivers and to serve the needs of other industry participants including brokers, fleets, and dispatchers. We issued a standby letter of credit to the benefit of East West Bank that guarantees Kaixin's and its subsidiary’s payment of approximately US$7.1 million to East West Bank, which is an uncollateralized guarantee carried over from our deconsolidation of Kaixin and fully reserved. As of the date of this Quarterly Report on Form 10-Q, approximately $5.87 million had been claimed under our standby letter of credit in connection with a Kaixin subsidiary's default of certain guaranteed loan. The Company believes the other Kaixin loans guaranteed by the standby letter of credit will go default in the foreseeable future, and we may purchase the defaulted loans and the accompanying rights of recourse from East West Bank or, if we choose not to purchase the defaulted loans, East West Bank may seize our cash deposits pledged as security under the standby letter of credit, which amounted to US$7.1 million as of June 30, 2023, and/or demand reimbursement from us. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows and Working Capital

	For the six months ended June 30,
	2022	2023

	(Unaudited, in thousands of US$)
Net cash used in operating activities	(1,623)	(5,142)
Net cash (used in) provided by investing activities	(6,456)	3,921
Net cash used in financing activities	(66)	(6,419)
Net decrease in cash and cash equivalents	(8,145)	(7,640)
Cash and cash equivalents and restricted cash at beginning of period	65,247	27,960
Effect of exchange rate changes	(268)	479
Cash and cash equivalents and restricted cash at end of period	56,834	20,799

Net cash used in operating activities was US$5.1 million for the six months ended June 30, 2023, compared to US$1.6 million for the same period in 2022. The principal adjustments to reconcile our net loss to our net cash used in operating activities was release of tax liabilities, gain on debt forgiveness, loss (gain) in equity method investment and fair value change on long-term investment, offset in part by share-based compensation expense. The principal change in operating assets and liabilities for the six months ended June 30, 2023 was a decrease in accrued expenses and other current liabilities and increase in accounts receivable.

Net cash provided by investing activities was US$3.9 million for the six months ended June 30, 2023, compared to net cash used in investing activities of US$6.5 million for the same period in 2022. Net cash provided by investing activities for the six months ended June 30, 2023 was primarily due to US$4.9 million from redemption of short-term investment, offset by $0.9 million to for the refurbishment construction purchase equipment and property on the headquarters office. Net cash used in investing activities for the six months ended June 30, 2022 was for the purchase of our new corporate headquarters, intangible assets and subsidiaries, partially offset by the redemption of short-term investments.

Net cash used in financing activities was US$6.4 million for the six months ended June 30, 2023, compared to US$66 thousand for the same period in 2022. Net cash used by financing activities for the six months ended June 30, 2023 was primarily due to the repurchase of US$9.1 million ordinary shares, partly offset by settlement of the shareholder derivative lawsuit for which we received a one-time dividend of US$2.6 million for shares held in 2023.

Contractual Obligations

The following table sets forth our contractual obligations from the continuing operations including interest payment, if applicable, as of June 30, 2023:

	Payment Due by Period
		Less than 1
	Total	year	1-3 years	4-5 years	More than 5 years

	(Unaudited, in thousands of US$)
Operating lease obligations (1)	203	135	68	—	—

Notes:

(1)We lease facilities and offices under non-cancelable operating lease agreements.

Capital Expenditures

We made capital expenditures of US$6.3 million and US$1.0 million for the six months ended June 30, 2022 and 2023, respectively. Our capital expenditures for the six months ended June 30, 2022 were primarily used for purchase of our corporate headquarters in Phoenix. Capital expenditures for the six months ended June 30, 2023 were primarily used to for the refurbishment construction of the headquarters office.

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features, and functionality of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of approximately 300 engineers and developers as of June 30, 2023, accounting for approximately 58% of our employees. Most of our engineers and developers are based at our subsidiary’s office in Beijing, China. We also have engineers in the Philippines and Eastern Europe.

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

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred US$7.7 million and US$9.8 million of research and development expenses for the six months ended June 30, 2022 and 2023, respectively.

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

We have been granted 11 patents. In addition, we maintain 32 copyright registrations, all of which are computer software copyright registrations as of June 30, 2023. Our employees sign confidentiality and non-compete agreements when hired.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2023 that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective, due to the two material weaknesses in our internal control over financial reporting as described below.

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

As required by Section 404 of the Sarbanes-Oxley Act and related rules as promulgated by the SEC, our management assessed the effectiveness of our company’s internal control over financial reporting as of June 30, 2023, using criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the year ended December 31, 2022, our management identified two material weaknesses in our internal control over financial reporting, which remain unremediated as of June 30, 2023, as follows:

●	Lack of an integrated and systematic risk assessment and reporting process to identify and assess the financial reporting risks and to ensure significant transactions including investments and non-routine transactions are accurately recorded and properly disclosed; and
●	Lack of evaluations to ascertain whether the components of internal control are present and functioning.

As a result of these material weaknesses and based on the evaluation described above, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023. Notwithstanding these material weaknesses, however, our management has concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Plans and Actions

To remediate the material weaknesses described above in “Management’s Report on Internal Control over Financial Reporting,” we are implementing the plan and measures described below. We will continue to evaluate our remediation progress and, may in the future, implement additional measures:

●	We have recruited personnel with the requisite knowledge in accounting and disclosure requirements for complex transactions under U.S. GAAP and statutory compliance. Where needed, we have engaged external parties with the expertise to evaluate and advise the company on complex or evolving areas such as public company filings, taxation, and valuation services.
●	We have designed a control environment which allows management to monitor the effectiveness of internal controls over financial reporting and address gaps identified within the environment.
●	We have implemented a consolidated general ledger within a single enterprise resource planning application for all legal entities, which includes consolidation and statutory reporting capabilities.
●	We have recently designated new audit committee members with sufficient accounting and reporting experience and knowledge, and will design and implement risk assessment policies and procedures to identify and assess internal and external risks relating to financial reporting on a regular basis. The Board and Audit Committee will oversee implementation of such policies and procedures.
●	We will design and implement evaluation policies and procedures to ascertain internal control components are present and functioning.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Section 8.02 Issuer Purchases of Equity Securities

The following table presents information with respect to Moatable’s repurchases of ADSs (each representing 45 of our Class A ordinary shares) during the quarter ended June 30, 2023:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
	Total	Average	Purchased as	Value of ADSs That
	Number of	Price	Part of Publicly	May Yet Be
	ADSs	Paid Per	Announced	Purchased Under the
	Purchased	ADS	Programs	Programs
Periods
April 2023:
Open market purchases	161,691	$1.35	$218,797	$8,531,891
May 2023:
Open market purchases	166,299	$1.06	$175,500	$8,356,391
Repurchase from Softbank	6,400,000	$1.11	$7,132,160	$1,224,231
June 2023:
Open market purchases	214,579	$1.45	$309,396	$914,835
Total	6,942,569		$7,835,853
(1)	On November 7, 2022, our Board of Directors (“Board”) authorized a $10.0 million shares repurchase program with the objective of increasing shareholder returns, which program took effect on January 16, 2023 and will expire on January 15, 2024. The Board may periodically authorize additional increases to the program and no additional authorization has been made as of June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant					*

10.1	Share Repurchase Agreement, dated May 23, 2023, between Moatable, Inc. (formerly Renren Inc.) and Softbank Group Capital Limited (certain identified information has been excluded from the exhibit because it is both (i) not material, and (ii) the type that the registrant treats as private or confidential)	8-K	001-35147	99.1	5/24/2023	*

10.2	Sabbatical Letter Agreement dated June 30, 2023, between James Jian Liu and Moatable, Inc.	8-K	001-35147	99.1	6/30/2023	*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, ““Financial Statements”” of this Quarterly Report on Form 10-Q	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
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

Moatable, Inc.

Dated: August 14, 2023	By:	/s/ Joseph Chen
Joseph Chen
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Chris Palmer
Chris Palmer
Chief Financial Officer (Principal Financial and Accounting Officer)