Form 10-Q
period 2023-09-30
Moatable, Inc.
filed 2023-11-17
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 7, 2023, the registrant had 666,705,728 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding.

Moatable, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-

ii

looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, (i) “Moatable,” “the company,” “we,” “us,” “our,” and similar terms include Moatable Inc. and its subsidiaries and, in the context of describing our consolidated financial information, also include the VIE and its subsidiaries, unless the context indicates otherwise; (ii) “ADSs” refers to American depositary shares, each of which represents 45 of our Class A ordinary shares, par value $0.001 per share; (iii) “Lofty” refers to Lofty, Inc. (formerly known as Chime Technologies, Inc.), our majority-owned subsidiary incorporated in the state of Delaware; (iv) “PRC” and “China” refers to the People's Republic of China, excluding, for purposes of this Quarterly Report on Form 10-Q only, Hong Kong, Macau, and Taiwan; (v) “Qianxiang Shiji” and “WFOE” refers to Qianxiang Shiji Technology Development (Beijing) Co., Ltd., our wholly-owned subsidiary incorporated in China; (vi) “Qianxiang Tiancheng” and “VIE” refers to Beijing Qianxiang Tiancheng Technology Development Co., Ltd., a company incorporated in China; (vii) “Shares” and “ordinary shares” refer to our Class A ordinary shares and Class B ordinary shares, par value $0.001 per share; (viii) “Trucker Path” refers to Trucker Path, Inc., our majority-owned subsidiary incorporated in the state of Delaware; and (ix) all dollar amounts refer to United States (U.S.) dollars unless otherwise indicated.

“Moatable,” “Lofty,” “Trucker Path,” and other trademarks of ours appearing in this report are our property. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND SEPTEMBER 30, 2023

(In thousands of US dollars, except share data and per share data)

	As of December 31,	As of September 30,
	2022	2023
	(As Adjusted1)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,960	$45,459
Short-term investments	24,004	4,393
Accounts receivable, net	2,054	2,807
Prepaid expenses and other current assets, net	4,152	4,210
Stipulation disbursement receivable	2,630	—
Total current assets	60,800	56,869

Non-current assets
Property and equipment, net	5,547	6,217
Intangible assets, net	2,425	2,258
Goodwill	547	384
Long-term investments	25,768	19,952
Other non-current assets	569	772
Total non-current assets	34,856	29,583

TOTAL ASSETS	$95,656	$86,452

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,570	$1,668
Accrued expenses and other current liabilities	11,720	10,208
Operating lease liabilities - current	301	354
Amounts due to related parties	662	9,795
Deferred revenue	4,323	4,305
Income tax payable	10,366	9,846
Total current liabilities	28,942	36,176

Non-current liabilities
Operating lease liabilities - non-current	—	221
Total non-current liabilities	—	221
TOTAL LIABILITIES	$28,942	$36,397

1 See Note 2.

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS- continued

DECEMBER 31, 2022 AND SEPTEMBER 30, 2023

(In thousands of US dollars, except share data and per share data)

	As of December 31,	As of September 30,
	2022	2023
	(As Adjusted1)	(Unaudited)
Commitments and contingencies	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 832,736,562 shares issued and outstanding as of December 31, 2022; 720,042,838 shares issued and 665,077,543 shares outstanding as of September 30, 2023	$833	$720
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized, 305,388,450 shares issued and outstanding as of December 31, 2022; 305,388,450 shares issued and 170,258,970 shares outstanding as of September 30, 2023; each Class B ordinary share is convertible into one Class A ordinary share	305	170
Treasury stock	—	(1,953)
Additional paid in capital	779,002	781,773
Accumulated deficit	(697,299)	(714,272)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(8,951)	(8,244)

Total Moatable, Inc. shareholders’ equity	80,602	64,906

Non-controlling interest	(13,888)	(14,851)

Total equity	66,714	50,055

TOTAL LIABILITIES AND EQUITY	$95,656	$86,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

1 See Note 2

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2023

(In thousands of US dollars, except share data and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Revenues:
SaaS revenue	$11,849	$13,260	$32,964	$38,188
Other services	149	31	340	120
Total revenues	11,998	13,291	33,304	38,308
Cost of revenues:
SaaS business	2,501	2,782	7,427	8,005
Other services	191	31	226	152
Total cost of revenues	2,692	2,813	7,653	8,157

Gross profit	9,306	10,478	25,651	30,151

Operating expenses
Selling and marketing	4,828	4,382	14,456	13,917
Research and development	4,274	4,267	11,964	14,080
General and administrative	3,102	2,628	10,663	9,203
Total operating expenses	12,204	11,277	37,083	37,200

Loss from operations	(2,898)	(799)	(11,432)	(7,049)
Other (loss) income, net	(5)	33	1,374	1,228
(Loss) gain from fair value change of a long-term investment	(8,191)	(6,510)	5,172	(5,989)
Impairment of long-term investments	(41,452)	—	(41,452)	—
Interest income, net	32	378	230	1,171
Loss before provision of income tax and loss in equity method investments and noncontrolling interest, net of tax	(52,514)	(6,898)	(46,108)	(10,639)
Income tax expense	—	(192)	—	(192)
Loss before loss in equity method investments and noncontrolling interest, net of tax	(52,514)	(7,090)	(46,108)	(10,831)
Income (loss) in equity method investments, net of tax	43	132	(11,595)	446
Net loss	$(52,471)	$(6,958)	$(57,703)	$(10,385)
Net loss attributable to non-controlling interests	(337)	(108)	(896)	(1,094)
Net loss attributable to Moatable Inc.	$(52,134)	$(6,850)	$(56,807)	$(9,291)

Net loss per share:
Net loss per share attributable to Moatable Inc. shareholders:
Basic	$(0.046)	$(0.008)	$(0.050)	$(0.009)
Diluted	(0.046)	(0.008)	(0.050)	(0.009)
Weighted average number of shares used in calculating net loss per share attributable to Moatable Inc. shareholders:
Basic	1,138,125,012	833,169,272	1,132,545,455	993,755,493
Diluted	1,138,125,012	833,169,272	1,132,545,455	993,755,493

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2023

(In thousands of US dollars, except share data and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(52,471)	$(6,958)	$(57,703)	$(10,385)

Other comprehensive income, net of tax
Foreign currency translation, net of nil income taxes	900	37	1,319	518
Net unrealized gain (loss) on available-for-sale investments, net of tax of nil for the nine months ended September 30, 2022 and 2023, respectively	—	12	—	(26)
Other comprehensive income	900	49	1,319	492
Comprehensive loss	(51,571)	(6,909)	(56,384)	(9,893)
Less: total comprehensive loss attributable to noncontrolling interest	(521)	(203)	(1,380)	(1,309)
Comprehensive loss attributable to Moatable Inc.	$(51,050)	$(6,706)	$(55,004)	$(8,584)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2023

(In thousands of US dollars, except share data)

										Accumulated
										other	Total	Non-
	Class A Ordinary shares		Class B Ordinary shares		Treasury stock		Additional	Accumulated	Statutory	comprehensive	Moatable	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	reserves	income (loss)	Inc.’s equity	interest	equity

Balance as of December 31, 2021	815,936,577	$816	305,388,450	$305	—	$—	$772,207	$(620,391)	$6,712	$(10,012)	$149,637	$(12,625)	$137,012
Stock-based compensation	—	—	—	—	—	—	1,411	—	—	—	1,411	121	1,532
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(79)	(79)	5	(74)
Net loss	—	—	—	—	—	—	—	(3,317)	—	—	(3,317)	(367)	(3,684)
Balance as of March 31, 2022	815,936,577	$816	305,388,450	305	—	—	773,618	(623,708)	6,712	(10,091)	147,652	(12,866)	134,786
Stock-based compensation	—	—	—	—	—	—	957	—	—	—	957	122	1,079
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	798	798	(305)	493
Net loss	—	—	—	—	—	—	—	(1,356)	—	—	(1,356)	(192)	(1,548)
Exercise of share option and RSUs	16,799,985	17	—	—	—	—	173	—	—	—	190	—	190
Balance as of June 30, 2022	832,736,562	833	305,388,450	305	—	—	774,748	(625,064)	6,712	(9,293)	148,241	(13,241)	135,000
Stock-based compensation	—	—	—	—	—	—	792	—	—	—	792	120	912
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	1,084	1,084	(184)	900
Net loss	—	—	—	—	—	—	—	(52,134)	—	—	(52,134)	(337)	(52,471)
Balance as of September 30, 2022	832,736,562	833	305,388,450	305	—	—	775,540	(677,198)	6,712	(8,209)	97,983	(13,642)	84,341

Balance as of December 31, 2022 (As Adjusted)	832,736,562	$833	305,388,450	$305	—	$—	$779,002	$(697,299)	$6,712	$(8,951)	$80,602	$(13,888)	$66,714
Stock-based compensation	—	—	—	—	—	—	644	—	—	—	644	121	765
Repurchase of Class A ordinary shares	—	—	—	—	(30,549,690)	(1,249)	—	—	—	—	(1,249)	—	(1,249)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(42)	(42)	—	(42)
Other comprehensive income	—	—	—	—	—	—	—	—	—	127	127	5	132
Reclassification of additional paid-in capital	—	—	—	—	—	—	838	(838)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	5,970	—	—	5,970	(636)	5,334
Exercise of share options and RSUs	30,645,751	3	—	—	—	—	33	—	—	—	36	—	36
Balance as of March 31, 2023	863,382,313	836	305,388,450	305	(30,549,690)	(1,249)	780,517	(692,167)	6,712	(8,866)	86,088	(14,398)	71,690
Stock-based compensation	—	$—	—	$—	—	$—	$597	$—	$—	$—	$597	$116	$713
Repurchase of Class A ordinary shares	(152,870,520)	(153)	—	—	(24,415,605)	(704)	—	(3,633)	—	—	(4,490)	—	(4,490)
Repurchase of Class B ordinary shares	—	—	(135,129,480)	(135)	—	—	—	(3,211)	—	—	(3,346)	—	(3,346)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	4	4	—	4
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	474	474	(125)	349
Net loss	—	—	—	—	—	—	—	(8,411)	—	—	(8,411)	(350)	(8,761)
Exercise of share options and RSUs	5,272,890	33	—	—	—	—	(33)	—	—	—	—	—	—
Balance as of June 30, 2023	715,784,683	716	170,258,970	170	(54,965,295)	(1,953)	781,081	(707,422)	6,712	(8,388)	70,916	(14,757)	56,159
Stock-based compensation	—	—	—	—	—	—	692	—	—	—	692	95	787
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	12	12	—	12
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	132	132	(95)	37
Net loss	—	—	—	—	—	—	—	(6,850)	—	—	(6,850)	(108)	(6,958)
Exercise of share options and RSUs	4,258,155	4	—	—	—	—	—	—	—	—	4	14	18
Balance as of September 30, 2023	720,042,838	720	170,258,970	170	(54,965,295)	(1,953)	781,773	(714,272)	6,712	(8,244)	64,906	(14,851)	50,055

The accompanying notes are integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2023

(In thousands of US dollars)

	For the nine months ended September 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(57,703)	$(10,385)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,523	2,265
Loss (income) in equity method investments	11,595	(446)
Amortization of the right-of-use assets	421	391
Depreciation and amortization	173	325
Gain on debt forgiveness	(1,329)	—
Change in tax liabilities	—	(1,291)
Loss from disposal of subsidiaries	—	308
Fair value change on long-term investment	(5,172)	5,989
Provision for doubtful accounts	—	186
Impairment on long-term investment without readily determinable fair values	41,452	—
Changes in operating assets and liabilities:
Accounts receivable	(668)	(781)
Prepaid expenses and other current assets	3,165	(234)
Accounts payable	629	92
Amounts due from/to related parties	(46)	(2)
Accrued expenses and other current liabilities	1,046	(802)
Deferred revenue	1,268	(18)
Operating lease liabilities	(505)	(368)
Income tax payable	—	192
Net cash used in operating activities	(2,151)	(4,579)

Cash flows from investing activities:
Payment for acquisition of subsidiaries, net of cash acquired	(1,164)	—
Redemption of short-term investments	1,000	19,585
Dividend received from equity investment	—	52
Purchases of intangible assets	(2,133)	(96)
Proceeds from disposal of equipment and property	1	1
Purchases of property and refurbishment construction	(5,074)	(927)
Net cash (used in) provided by investing activities	(7,370)	18,615

Cash flows from financing activities:
Proceeds from exercise of share options	190	40
Ordinary share buyback	—	(9,085)
Dividend received from stipulation settlement	—	2,630
Proceeds from a related party (Note 8)	—	9,179
Repayment of borrowings	(256)	—
Net cash (used in) provide by financing activities	(66)	2,764
Net (decrease) increase in cash and cash equivalents and restricted cash	(9,587)	16,800
Cash and cash equivalents and restricted cash at beginning of period	65,247	27,960
Effect of exchange rate changes	(406)	699
Cash and cash equivalents and restricted cash at end of period	$55,254	45,459

Supplemental schedule of cash flows information:
Interest paid	19	—
Income taxes paid	$—	$—

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$279	$757

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

Moatable, Inc. was incorporated in the Cayman Islands. Moatable, Inc., which includes its consolidated subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiaries (collectively referred to as the “Company”), operates two SaaS businesses, Lofty and Trucker Path. Lofty offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain and nurture leads, close transactions, and retain their clients. Trucker Path provides trip planning, navigation, freight sourcing, and a marketplace that offers truckers goods and services to operate their businesses. The Company’s SaaS businesses generate nearly 100% of their revenue from the U.S. market.

As of September 30, 2023, Moatable, Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

	Later of date		Percentage of
	of incorporation	Place of	legal ownership	Principal
Name of Subsidiaries	or acquisition	incorporation	by Moatable Inc.	activities
Subsidiaries:
Lofty, Inc.(“Lofty”)	September 7, 2012	Delaware, USA	77.8%	SaaS business
Trucker Path, Inc. (“Trucker Path”)	December 28, 2017	Delaware, USA	77.8%	SaaS business
Renren Giantly Philippines Inc.	March, 2018	Philippines	100%	SaaS business
Qianxiang Shiji Technology Development (Beijing) Co., Ltd. (“Qianxiang Shiji”)	March 21, 2005	PRC	100%	Investment holding

Variable Interest Entity:
Beijing Qianxiang Tiancheng Technology Development Co., Ltd. (“Qianxiang Tiancheng”)	October 28, 2002	PRC	N/A	Internet business

Subsidiaries of Variable Interest Entity:
Beijing Qianxiang Wangjing Technology Development Co., Ltd. (“Qianxiang Wangjing”)	November 11, 2008	PRC	N/A	Internet business
Shandong Jieying Huaqi Automobile Service Co., Ltd (“Shandong Jieying”)	July 20, 2017	PRC	N/A	Internet business

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

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying condensed consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries. As of December 31, 2022 and September 30, 2023, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,	As of September 30,
	2022	2023
Total assets	$9,084	$10,458
Total liabilities	$10,630	$12,211

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Revenues	$40	$20	$94	$76
Net Loss	$(4,177)	$(4,180)	$(10,946)	$(10,918)

	For the nine months ended September 30,
	2022	2023
Net cash provided by operating activities	$70	$1,541
Net cash used in investing activities	$—	$(58)
Net cash used in financing activities	$—	$—

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

Selected consolidated balance sheets information as of December 31, 2022

	As previously reported	Adjustment	As adjusted
Assets
Stipulation disbursement receivable	—	2,630	2,630
Total current assets	58,170	2,630	60,800
Long-term investment	27,450	(1,682)	25,768
Total Assets	94,708	948	95,656
Shareholders’ equity
Accumulated deficit	(695,635)	(1,664)	(697,299)
Additional paid-in capital	776,372	2,630	779,002
Accumulated other comprehensive loss	(8,933)	(18)	(8,951)
Total Moatable, Inc. shareholders’ equity	79,654	948	80,602

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, allowance for doubtful accounts, the fair value of share-based compensation awards, the realization of deferred income tax assets, impairment of goodwill and indefinite-lived intangible assets, and impairment of long-term investment.

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

The cash deposits pledged as security were $9,159 and $7,101 as of December 31, 2022 and September 30, 2023, respectively. The restricted cash balances represent cash deposits pledged as security for debt borrowing of Kaixin and its subsidiary (“Kaixin Subsidiary”), under an irrevocable standby letter of credit (SBLC) issued by East West Bank (the “Bank”). Kaixin and its subsidiary have defaulted on both loans guaranteed by the Company under the SBLC.

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

On August 28, 2023, the Company entered into an Escrow Ageeement with U.S. Bank National Association to enhance directors and officers insurance coverage. The company set aside $5,000 restricted cash into an escrow account with U.S. Bank as required by the contractual agreement with U.S. Bank National Association.

Accounts receivable

Accounts receivable are stated at the original amount less an allowance for doubtful receivables. Accounts receivable are recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional. The Company evaluates its accounts receivable for expected credit losses on a regular basis. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company considers factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness and other specific circumstances related to the accounts. The Company adjusts the allowance percentage periodically when there are significant differences between estimated bad debts and actual bad debts. If there is strong evidence indicating that the accounts receivable is likely to be unrecoverable, the Company also makes specific allowance in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted.

Adoption of Accounting Standards Update (“ASU”) 2016-13

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Accounting Standards Codification (“ASC”) Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU

2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost.

Short-term investments

Short-term investments, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next 12 months, as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. Available-for-sale securities as of December 31, 2022 and September 30, 2023 were $24,004, and $4,393, respectively. For the three and nine months ended September 30, 2022, the increase in fair value of available-for-sale securities was recognized in other comprehensive loss amounting to nil and nil, respectively; for the three and nine months ended September 30, 2023, the change in fair value of available-for-sale securities was recognized in other comprehensive gain and loss amounting to $12 and $26, respectively.

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

SaaS revenue: SaaS revenue mainly includes the revenue generated from the subscription and advertising services provided by Lofty and Trucker Path. The Company recognizes revenue for subscription services over the life of the subscription. For Lofty’s advertising service, the Company acts as an agent to place advertisements on third-party websites or platforms. For Trucker Path’s advertising service, the Company acts as principal to place advertisements on Trucker Path’s platform. The Company recognizes revenue for advertising services over the advertising periods.

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

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represent amounts invoiced and contract assets are recognized prior to invoicing when the Company has satisfied the Company’s performance obligation and has the unconditional right to payment. There were no contract assets recorded as of December 31, 2022 and September 30, 2023.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $4,323 and $4,305 as of December 31, 2022 and September 30, 2023, which is expected to be substantially recognized as revenue within one year. The amount of revenue recognized during the nine months ended September 30, 2022 and 2023 that was previously included in the deferred revenue as of December 31, 2021 and 2022 was $2,368 and $3,922, respectively.

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

4.   LONG-TERM INVESTMENTS

		December 31,	September 30,
	Note	2022	2023
Equity method investments:
Fundrise, L.P.	(i)	$12,085	$12,476
Other	(ii)	3,322	3,140
Total equity method investments		15,407	15,616

Equity investment with readily determinable fair values
Kaixin Auto Holdings	(iii)	$9,636	$3,648

Equity investment without readily determinable fair values
Suzhou Youge Interconnection Venture Capital Center		725	688
Total equity investments without readily determinable fair values		725	688

Total long-term investments		$25,768	$19,952

(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2022 and September 30, 2023 and recognized its share of income of $43 and $132 for the three months ended September 30, 2022 and 2023, and share of loss and income $25 and $391 for the nine months ended September 30, 2022 and 2023, respectively.
(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,380 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2022 and September 30, 2023 and recognized no share of income for the three months ended September 30, 2022 and 2023, and $416 and nil for the nine months ended September 30, 2022 and 2023, respectively.
(iii)	From June 30, 2022, the Company’s equity interest in Kaixin Auto Holdings (“Kaixin”) decreased to 16.6% and the resignation of the Company’s representative from Kaixin’s Board of Directors, which combined resulted in a lack of significant influence in Kaixin. Thus, from June 30, 2022, the investment in Kaixin should be accounted for as equity investment with readily determinable fair value, a change in accounting the equity method. For the three months ended September 30, 2022 and 2023, the Company recognized a $8,191 and $6,510 unrealized loss as a change of fair value to the investment of Kaixin, respectively. For the nine months ended September 30, 2022 and 2023, the Company recognized a $5,172 unrealized income and a $5,989 unrealized loss as a change of fair value to the investment of Kaixin, which was booked in gain (loss) from fair value change of a long-term investment on the condensed consolidated statements of operations, respectively. Prior to the change in the accounting method, the Company recognized its share loss of $11,595 from Kaixin under equity method for the nine months ended September 30, 2022.

5.   OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases expire through 2025 and are renewable upon negotiation.

For the three months ended September 30, 2022 and 2023, cash paid for amounts included in the measurement of lease liabilities was $176 and $100, respectively. For the nine months ended September 30, 2022 and 2023, cash paid for amounts included in the measurement of lease liabilities was $505 and $368, respectively.

The operating lease cost and short-term lease cost for the three and nine months ended September 30, 2022 and 2023 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Selling expenses	$53	$25	$151	$118
Research and development expenses	170	65	291	205
General and administrative expenses	253	18	776	79
Total operating lease cost	476	108	1,218	402

Short-term lease cost	21	13	78	93

Total lease cost	$497	$121	$1,296	$495

The weighted average remaining lease term as of December 31, 2022 and September 30, 2023 was 0.62 and 1.81 years, and the weighted average discount rate of the operating leases was 10.30% and 10.30%, respectively. Maturities of lease liabilities as of September 30, 2023 were as follows:

Operating Lease
Remainder of 2023	$99
2024	395
2025	131
Total undiscounted lease payment	625
Less: Imputed interest	(50)
Present value of lease liabilities	$575

6.   ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the three months ended September 30, 2022 and 2023, nil and 4,258,155 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation; and during the nine months ended September 30, 2022 and 2023, 16,799,985 and 40,176,796 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation, respectively, among which the vesting of 21,267,315 restricted shares was suspended due to the Stipulation Settlement until January 13, 2023, but expensed according to the original vesting schedule. The catch-up vesting of all suspended shares was applied upon the completion of the settlement (See Note 7).

Stock Repurchase from public market

On November 7, 2022, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate of $10.0 million of the Company’s Class A ordinary shares, par value $0.001 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices under ordinary principles of best execution within one year after commencement (the “Stock Repurchase Program”). The Stock Repurchase Program took effect on January 16, 2023. On October 13, 2023, the Board approved an extension and extra funding of the existing Stock Repurchase Program whereby the expiration date was extended to December 31, 2024 and the authorized repurchase amount was increased from $10.0 million to $15.0 million.

The Stock Repurchase Program does not obligate the Company to repurchase any amount of the Company’s ordinary shares, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s ordinary shares, the Company’s corporate cash requirements, and overall market conditions. The Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable NYSE rules.

For the nine months ended September 30, 2023, the Company repurchased 1,221,451 ADSs, excluding the ADSs repurchased from Softbank, representing 54,965,295 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $1,953 on the open market, at a weighted average price of nil and $1.60 per ADS, respectively.

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

There was no repurchase activity under the Stock Repurchase Program for the three months ended September 30, 2023.

7.   SHARE-BASED COMPENSATION

Moatable, Inc. Stock options

The following table summarizes information with respect to share options outstanding as of September 30, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	91,646,055	1.36	$0.01	$0.01	91,646,055	1.36	$0.01	$0.01
	91,646,055			$0.01	91,646,055			$0.01

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2022	95,021,055	$0.01

Exercised	(3,150,000)	$0.01
Forfeited	(225,000)	$0.01

Balance, September 30, 2023	91,646,055	$0.01

Exercisable, September 30, 2023	91,646,055	$0.01

Expected to vest, September 30, 2023	—	$—

For employee stock options, the Company did not record any share-based compensation for the three months ended September 30, 2022 and 2023; and $484 and nil for the nine months ended September 30, 2022 and 2023, respectively, based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method.

For the three and nine months ended September 30, 2022 and 2023, there was no share-based compensation recorded for non-employee options. All outstanding share options have fully vested.

As of September 30, 2023, there was no unrecognized share-based compensation expense relating to share options.

Moatable, Inc. Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2022	35,263,634	$0.14

Granted	314,190	0.33
Vested (i)	(15,759,481)	$0.14
Forfeited	(775,047)	0.13

Outstanding as of September 30, 2023	19,043,296	$0.15
(i)	On October 7, 2021, the Company entered into a Stipulation of Settlement (the “Stipulation”) as a nominal defendant with respect to the consolidated shareholder derivative lawsuits. Pursuant to the Stipulation, the Company shall set the record date for determining holders of the Company’s Class A ordinary shares and American Depositary Shares who are entitled to receive distributions from the settlement (the “Record Date”) on the earliest practicable date after the Stipulation and the settlement of the action is approved by the court and such approval has become final. On December 10, 2021, the court issued a written order formally denying the motion to approve the Stipulation and settlement (the “Order”), which prevented the Company from setting the Record Date as originally contemplated under the Stipulation and, consequently, may cause a material increase in the amount of the settlement. In order to mitigate the Order’s impact on the settlement, including the amount of the settlement, and pursuant to the Board’s general administrative authority under the share incentive plans, the Board deems it to be in the best interest of the Company and its shareholders as a whole to suspend vesting of the equity awards, including share options and restricted shares under share incentive plans, from January 1, 2022, through and until the completion of the settlement (the “Vesting Suspension”) The Vesting Suspension had been lifted on January 13, 2023. During suspended vesting, the Company continued to record expenses for all granted shares consistent with the vesting schedules.

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares of $792 and $692 for the three months ended September 30, 2022 and 2023, and $2,676 and $1,933 for the nine months ended September 30, 2022 and 2023, respectively.

Total unrecognized compensation expense amounting to $2,832 related to nonvested restricted shares granted as of September 30, 2023. The expense is expected to be recognized in continuing operations over a weighted-average period of 0.61 years.

Equity Incentive Plan of Lofty, Inc. and Trucker Path, Inc.

On July 13, 2020, Lofty, Inc. and Trucker Path, Inc. adopted equity incentive plans, whereby, after adjustment for a 1:200 reverse stock split, 150,000 ordinary shares of Lofty, Inc. (“2020 Lofty Plan”) and 150,000 ordinary shares of Trucker Path, Inc. (“2020 Trucker Path Plan”) are made available for future grant for employees or consultants of Lofty and Trucker Path, respectively, either in the form of incentive share options or restricted shares. On November 4, 2021, Lofty, Inc. and Trucker Path, Inc. approved the adoption of their 2021 equity incentive plans, whereby 25,000 ordinary shares of Lofty, Inc. (“2021 Lofty Plan”) and 25,000 ordinary shares of Trucker Path, Inc. (“2021 Trucker Path Plan”) are made available for future grant for employees or consultants of Lofty and Trucker Path, respectively, either in the form of incentive share options or restricted shares.

The term of the options may not exceed ten years from the date of the grant. The awards under the above plans are subject to vesting schedules ranging from immediately upon grant to four years subsequent to grant date.

For the nine months ended September 30, 2022, Lofty granted an aggregate of 19,726 options under 2021 Lofty Plan to certain of its directors, officers and employees as compensation for their services. The weighted average grant-date fair value of the share options granted during the period presented was $34.00 per option.

For the nine months ended September 30, 2022 Trucker Path granted an aggregate of 18,070 options under its 2021 Trucker Path Plan to certain of its directors, officers and employees to compensate their services. The weighted-average grant-date fair value of the share options granted during the period presented was $66.00 per option.

For the nine months ended September 30, 2023, nil options were newly granted by Lofty and Trucker Path under 2020 Lofty Plan, 2020 Trucker Path Plan, 2021 Lofty Plan and 2021 Trucker Path Plan.

The Company recorded share-based compensation expense for Lofty and Trucker Path for the three and nine months ended September 30, 2022 and 2023 as follows, based on the fair value on the grant dates over the requisite service period of award using the straight-line method.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Lofty	$44	$34	$132	$120
Trucker Path	$76	$61	$231	$212

As of September 30, 2023 there were $369 and $660 unrecognized share-based compensation expense relating to share options of Lofty and Trucker Path, respectively. This amount is expected to be recognized over a weighted-average vesting period of 3.06 and 3.23 years for Lofty and Trucker Path, respectively.

The following table summarizes information with respect to share options outstanding of Lofty as of September 30, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00 and 73.35	46,094	7.65	$29.38	$40.73	33,739	7.30	$19.98	$49.45
	46,094			$40.73	33,739			$49.45

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2022	49,748	$31.19	15.11
Forfeited	(3,654)	$53.99	24.90
Balance, September 30, 2023	46,094	$29.38	14.33
Exercisable, September 30, 2023	33,739	$19.98
Expected to vest, September 30, 2023	12,355	55.07

The following table summarizes information with respect to share options outstanding of Trucker Path as of September 30, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00 and 133.00	49,064	7.62	47.58	$83.89	38,213	7.30	30.89	$100.10
	49,064			$83.89	38,213			$100.10

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2022	51,005	$49.60	$24.45
Forfeited	(1,941)	$99.74	$48.54
Balance, September 30, 2023	49,064	$47.58	$23.81
Exercisable, September 30, 2023	38,213	$30.89
Expected to vest, September 30, 2023	10,851	$105.57

The total amount of share-based compensation expense for options, nonvested restricted shares of the Company and Lofty and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Selling and marketing expenses	$20	$36	$110	$116
Research and development expenses	129	205	477	494
General and administrative expenses	763	546	2,936	1,655
Total share-based compensation expense	$912	$787	$3,523	$2,265

There was no income tax benefit recognized in the statements of operations for share-based compensation for the three and nine months ended September 30, 2022 and 2023.

8.   RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company:

	Name	Relationship
(a)	Kaixin Automobile Holdings (“Kaixin”)	Equity investment of the Company (Note 4)
(b)	Infinities Technology (Cayman) Holding Limited (“Infinities”)	Equity investment of the Company
(c)	Oak Pacific Investment (“OPI”)	An entity controlled together by chief executive officer and chief operating officer of the Company.
(d)	Beijing Oak Yi Xin Technology Development Co., Ltd (“Beijing Oak Yi Xin”)	VIE of OPI
(e)	Beijing Zhenzhong Interactive Information Technology Co., Ltd. (Beijing Zhenzhong)	Subsidiary of a VIE of OPI
(f)	One Rent Inc.	Equity investment of the Company

Amounts due from related parties

As of December 31, 2022 and September 30, 2023 amounts due from related parties including both current and non-current were as follows:

		As of December 31,	As of September 30
	Note	2022	2023
Gross amount due from Kaixin	(i)	3,727	3,727
Less: bad debt provision		(3,727)	(3,727)
Net amount due from Kaixin		—	—
Infinities	(ii)	688	650
Beijing Oak Yi Xin		27	13
Total		$715	$663
(i)	The balances mainly represented the advances made to Kaixin daily operational purposes. The Company provided full bad debt provision for the year ended December 31, 2022, as the Company concluded the likelihood of the balance being recovered is remote.
(ii)	The balance represents the receivable from Infinities in connection with the disposition of the SNS business. In November 2018, the Company’s Board of Directors approved a proposal for the sale of its SNS Business to Beijing Infinities Interactive Media Co., Ltd. for a combined consideration of $20,000 in cash and $40,000 in the form of Beijing Infinities shares to be issued to the Company. The Company collected $6,866 in 2019, however, by December 31, 2019, Beijing Infinities failed to make payments under the agreed extended repayment plan. Based on assessment of the collectability, the Company provided an allowance of $12,408 for the receivable. Additionally, the shares receivable in the form of Infinites Technology (Cayman) Holding Limited, which is the holding company of Beijing Infinities, were received as of December 31, 2020 and were recorded as long-term investments in the consolidated balance sheets as of December 31, 2020.

Amounts due to related parties

	As of December 31,	As of September 30,
	2022	2023
Infinities	$660	$616
Beijing Oak Yi Xin	2	9,179
Total	$662	$9,795

(iii)

The Company received $9,179 transitory funding from Beijing Oak Yi Xin and intends to return the funds suitable to both parties before year ended December 31, 2023. The Company has recorded the amount received as a current related party payable with the related cash presented on the balance sheet as of September 30, 2023. The funds received do not result in any obligations from the Company other than the return of the funds.

9.   SEGMENT INFORMATION and GEOGRAPHIC INFORMATION

The disaggregated revenues by subscription, advertising, and other services for the three and nine months ended September 30, 2022 and 2023 were as following:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Lofty
Subscription services	$5,877	$6,834	$16,505	$20,038
Advertising services	520	356	1,390	1,131
Other SaaS revenue	3	72	42	132
	$6,400	$7,262	$17,937	$21,301
Trucker Path
Subscription services	$4,752	$5,454	$13,126	$15,495
Advertising services	698	497	1,551	1,328
Other SaaS revenue	109	44	578	64
	$5,559	$5,995	$15,255	$16,887
Other Operations
Other services	$39	$34	$112	$120
Total Revenue	$11,998	$13,291	$33,304	$38,308

The Company provides SaaS platforms to customers primarily located in the United States. The Company’s conducts its operations in two reportable segments: Lofty, and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company provides similar platform services in each of its segments.  It is impractical to segregate and identify revenues, beyond what the Company has disclosed herein, for each of these individual products and services.

The Lofty segment includes the Company’s all-in-one real estate sales acceleration, client lifecycle management platform and other nascent property management services. The Trucker Path segment includes the Company’s driver-centric online transportation management platform. The Other Operations segment consists of other items not allocated to any of the Company’s segments.

The Company measures the results of its segments using, among other measures, each segment’s revenue and cost of revenues. Information for the Company’s segments, as well as for Other Operations, is provided in the following table:

	Lofty	Trucker Path	Other Operations	Consolidated
Three Months Ended September 30, 2023
Revenue	$7,262	$5,995	$34	$13,291
Cost of sales	1,047	1,729	37	2,813
Gross Margin	$6,215	$4,266	$(3)	$10,478

Three Months Ended September 30, 2022
Revenue	$6,400	$5,559	$39	$11,998
Cost of sales	935	1,711	46	2,692
Gross Margin	$5,465	$3,848	$(7)	$9,306

Nine months ended September 30, 2023
Revenue	$21,301	$16,887	$120	$38,308
Cost of sales	3,083	4,954	120	8,157
Gross Margin	$18,218	$11,933	$—	$30,151

Nine months ended September 30, 2022
Revenue	$17,937	$15,255	$112	$33,304
Cost of sales	2,600	4,985	68	7,653
Gross Margin	$15,337	$10,270	$44	$25,651

The majority of the Company’s revenue for the three and nine months ended September 30, 2022 and 2023 was generated from the United States.

As of December 31, 2022 and September 30, 2023, substantially all of the long-lived assets of the Company were located in the US. As of September 30, 2023, the long-lived assets in the carrying value of $718, $65 and $8,464 of the Company were located in the PRC, Philippines and United States, respectively.

As of December 31, 2022, the long-lived assets in the carrying value of $108, $231 and $8,202 of the Company were located in the PRC, Philippines and United States, respectively.

10.   STATUTORY RESERVE AND RESTRICTED NET ASSETS

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, the Company’s subsidiaries and VIE entities located in the PRC, being foreign invested enterprises established in the PRC, are required to provide for certain statutory reserves. These statutory reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund or discretionary reserve fund, and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits, the general reserve fund requires a minimum annual appropriation of 10% of after-tax profit (as determined under accounting principles generally accepted in China at each year-end); the other fund appropriations are at the subsidiaries’ or the affiliated PRC entities’ discretion. These statutory reserve funds can only be used for specific purposes of enterprise expansion, staff bonus and welfare, and are not distributable as cash dividends except in the event of liquidation of the Company’s subsidiaries, the Company’s affiliated PRC entities and their respective subsidiaries. The Company’s subsidiaries and VIE entities are required to allocate at least 10% of their after-tax profits to the general reserve until such reserve has reached 50% of their respective registered capital. As of December 31, 2022 and September 30, 2023, none of the Company’s PRC subsidiaries and VIE entities had a general reserve that reached the 50% of their registered capital threshold, therefore they will continue to allocate at least 10% of their after-tax profits to the general reserve fund.

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the three and nine months ended September 30, 2022 and 2023.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution were $251,309 and $240,608 as of December 31, 2022 and September 30, 2023, respectively.

11.   INCOME TAXES

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has a full valuation allowance against U.S. federal and state net operating losses.

12.   SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after September 30, 2023 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with “Note About Forward-Looking Statements” and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including Part I, Item 1A “Risk Factors.”

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

Currently, we operate two SaaS businesses, Lofty and Trucker Path (the “SaaS businesses”), both of which are considered reportable segments. Lofty offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain and nurture leads, close transactions, and retain their clients. Trucker Path is a driver-centric online transportation management platform whose mission is to make freight transportation fast, reliable, and efficient. Trucker Path provides trip planning, navigation, freight sourcing, a marketplace that offers goods and services truckers use to operate their businesses, and connects qualified brokers and carriers to expand their reach and initiate and complete transactions easily and efficiently. The majority of our revenues are generated by our SaaS businesses. Our SaaS businesses generate nearly 100% of their revenue from the U.S. market.

Our total revenues increased from US$12.0 million for the three months ended September 30, 2022 to US$13.3 million for the same period in 2023, and net loss for the three months ended September 30, 2022 was US$52.5 million and US$7.0 million for the same period in 2023. For the nine months ended September 30, 2022, our total revenues increased from US$33.3 million to US$38.3 million in the same period in 2023, and net loss for the nine months ended September 30, 2022 was US$57.7 million and US$10.4 million for the same period in 2023. Net loss for the three months ended September 30, 2023 was driven primarily by a loss from the change in fair value of long-term investments of US$6.5 million. Net loss for the nine months ended September 30, 2023 was driven by a loss from the change in fair value of long-term investments of US$6.0 million and loss from operations.

Loss from operations improved from US$2.9 million to US$0.8 million for the three months ended September 30, 2022 and 2023, respectively, and US$11.4 million to US$7.0 million for the nine months ended September 30, 2022 and 2023.

Financial Overview

Revenue

We derive substantially all of our revenues from the SaaS businesses through SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. The timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was US$4.3 million and US$4.3 million as of December 31, 2022 and September 30, 2023, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues (dollars in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Lofty
Subscription services	$5,877	$6,834	$16,505	$20,038
Advertising services	520	356	1,390	1,131
Other SaaS revenue	3	72	42	132
	$6,400	$7,262	$17,937	$21,301
Trucker Path
Subscription services	$4,752	$5,454	$13,126	$15,495
Advertising services	698	497	1,551	1,328
Other SaaS revenue	109	44	578	64
	$5,559	$5,995	$15,255	$16,887
Other Operations
Other services	$39	$34	$112	$120
Total Revenue	$11,998	$13,291	$33,304	$38,308

SaaS Revenue

Our subscription revenues are derived primarily from platform services provided by Lofty and Trucker Path. Our revenues from advertising services are derived primarily from lead generation and print advertising services provided by Lofty and point-of-interest and banner advertising services provided by Trucker Path. Our other SaaS revenue consists primarily of dispatching and fuel program revenue from the Trucker Path segment and revenues from non-recurring equipment sales recorded in the first quarter of 2022 and other nascent property management services from the Lofty segment.

Other Services

Our revenues from other services consist primarily of back-office services provided to Oak Pacific Investments.

Cost of Revenues

Cost of revenues consists primarily of App and Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues was US$2.7 million and US$2.8 million for the three months ended September 30, 2022 and 2023, respectively; and US$7.7 million and US$8.2 million for the nine months ended September 30, 2022 and 2023, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses, both as dollar amounts and as percentages of our total revenue, for the periods indicated.

	For the three months ended September 30,				For the nine months ended September 30,
	2022		2023		2022		2023

	(Unaudited, in thousands of US$, except for percentages)
	US$	%	US$	%	US$	%	US$	%
Operating expenses:
Selling and marketing	$4,828	40.2%	$4,382	33.0%	$14,456	43.4%	$13,917	36.3%
Research and development	4,274	35.6%	4,267	32.1%	11,964	35.9%	14,080	36.8%
General and administrative	3,102	25.9%	2,628	19.8%	10,663	32.0%	9,203	24.0%
Total operating expenses	$12,204	101.7%	$11,277	84.9%	$37,083	111.3%	$37,200	97.1%

Our selling and marketing expenses, research and development expenses, and general and administrative expenses include share-based compensation expenses of $0.8 million and $0.8 million for the three months ended September 30, 2022 and 2023, and $3.4 million and $2.3 million for the nine months ended September 30, 2022 and 2023, respectively.

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

Results of Operations

Comparison of the Three and Nine months ended September 30, 2023 and 2022

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023

	(Unaudited, in thousands of US$)
Revenues	$11,998	$13,291	$33,304	$38,308
Cost of revenues	2,692	2,813	7,653	8,157
Operating expenses	12,204	11,277	37,083	37,200
Loss from operations	(2,898)	(799)	(11,432)	(7,049)
Total other expenses, net	(49,616)	(6,099)	(34,676)	(3,590)
Loss before income taxes	(52,514)	(6,898)	(46,108)	(10,639)
Income tax expenses	-	(192)	-	(192)
Income (Loss) in equity method investments, net of tax	43	132	(11,595)	446
Net loss	$(52,471)	$(6,958)	$(57,703)	$(10,385)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Revenues

Our revenues increased by 10.8% from US$12.0 million for the three months ended September 30, 2022 to US$13.3 million for the same period in 2023. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 15.6% from US$10.6 million for the three months ended September 30, 2022 to US$12.3 million for the same period in 2023. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of September 30, 2023 for Lofty and Trucker Path increased to 3,700 and 99,200, by 5.7% and 19.2%, compared to September 30, 2022 paying subscriptions of 3,500 and 83,200, respectively. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 50,000 as of September 30, 2023 from 40,000 as of September 30, 2022, an increase of 25%.

●	Advertising Services. Our revenue from advertising services decreased by 30.0% from US$1,218 thousand for the three months ended September 30, 2022 to US$853 thousand for the same period in 2023.

Cost of revenues

Our cost of revenues increased by 4.5% from US$2.7 million for the three months ended September 30, 2022 to US$2.8 million for the same period in 2023. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow the SaaS businesses.

Gross Margins

Our gross margin increased 1.2% from 77.6% for the three months ended September 30, 2022 to 78.8%. The increase was primarily due to the subscription increase of Trucker Path.

Operating expenses

Our operating expenses decreased by 7.6% from US$12.2 million for the three months ended September 30, 2022 to US$11.3 million for the same period in 2023, primarily due cost reduction initiatives.

●	Selling and marketing expenses. Our selling and marketing expenses decreased by 9.2% from US$4.8 million for the three months ended September 30, 2022 to US$4.4 million for the same period in 2023. This decrease was primarily due to lower compensation and commissions due to decreased headcount.
●	Research and development expenses. Our research and development expenses decreased slightly by 0.2% from US$4,274 thousand for the three months ended September 30, 2022 to US$4,267 thousand for the same period in 2023. This decrease was primarily due to a decrease in our research and development headcount for new projects offset by service fee paid to outside contractors.
●	General and administrative expenses. Our general and administrative expenses decreased by 15.3% from US$3.1 million for the three months ended September 30, 2022 to US$2.6 million for the same period in 2023. The decrease was primarily due to lower compensation costs on lower headcount.

Loss from fair value change of a long-term investment

Our loss from fair value change of a long-term investment was US$6.5 million for the three months ended September 30, 2023, compared with loss of US$8.2 million for the same period in 2022. The loss from fair value change of a long-term investment represents the unrealized loss from Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Nine months ended September 30, 2023 Compared with Nine months ended September 30, 2022

Revenues

Our revenues increased by 15.0% from US$33.3 million for the nine months ended September 30, 2022 to US$38.3 million for the same period in 2023. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 19.9% from US$29.6 million for the nine months ended September 30, 2022 to US$35.5 million for the same period in 2023. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of September 30, 2023 for Lofty and Trucker Path increased to 3,700 and 94,600, by 5.7% and 13.7%, compared to September 30, 2022 paying subscriptions of 3,500 and 83,200, respectively. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 50,000 as of September 30, 2023 from 40,000 as of September 30, 2022, an increase of 25%.
●	Advertising Services. Our revenue from advertising services decreased by 16.4% from US$2.9 million for the nine months ended September 30, 2022 to US$2.5 million for the same period in 2023.

Cost of revenues

Our cost of revenues increased by 6.6% from US$7.7 million for the nine months ended September 30, 2022 to US$8.2 million for the same period in 2023. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow the SaaS businesses.

Gross Margins

Our gross margin increased 1.7% from 77.0% for the nine months ended September 30, 2022 to 78.7%. The increase was primarily due to the subscription increase of Trucker Path.

Operating expenses

Our operating expenses increased by 0.3% from US$37.1 million for the nine months ended September 30, 2022 to US$37.2 million for the same period in 2023, primarily due to an increase in research and development expenses partially offset by a decrease in general and administrative expenses.

●	Selling and marketing expenses. Our selling and marketing expenses decreased by 3.7% from US$14.5 million for the nine months ended September 30, 2022 to US$13.9 million for the same period in 2023. This decrease was primarily due to lower compensation and commissions due to decreased headcount.
●	Research and development expenses. Our research and development expenses increased by 17.7% from US$12.0 million for the nine months ended September 30, 2022 to US$14.1 million for the same period in 2023. This increase was primarily due to an increase in our research and development for new project development.
●	General and administrative expenses. Our general and administrative expenses decreased by 13.7% from US$10.7 million for the nine months ended September 30, 2022 to US$9.2 million for the same period in 2023. The decrease was due primarily to lower share-based compensation expense.

Other income, net

We had other income of US$1.2 million for the nine months ended September 30, 2023, which primarily consisted of US$1.3 million release of tax liabilities in 2023, compared with other income of US$1.4 million for the same period in 2022, which was primarily due to US$1.4 million loan forgiveness in 2022.

Gain (loss) from fair value change of a long-term investment

Our loss from fair value change of a long-term investment was US$6.0 million for the nine months ended September 30, 2023, compared with gain from fair value change of a long-term investment of US$5.2 million for the same period in 2022. The gain (loss) from fair value change of a long-term investment represents the unrealized gain (loss) from Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Segment Operations

The Company is engaged in providing B2B SaaS platforms and services to customers primarily located in the United States. The Company operates in two reportable segments: Lofty and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

The Lofty segment includes the Company’s all-in-one real estate sales acceleration and client lifecycle management platform. The Trucker Path segment includes the Company’s driver-centric online transportation management platform.

The Company measures the results of its segments using, among other measures, each segment's revenue and cost of revenues. Information for the Company’s segments, as well as for Other Operations, is provided in the following table:

	Lofty	Trucker Path	Other Operations	Consolidated
Three Months Ended September 30, 2023
Revenue	$7,262	$5,995	$34	$13,291
Cost of sales	1,047	1,729	37	2,813
Gross Margin	$6,215	$4,266	$(3)	$10,478

Three Months Ended September 30, 2022
Revenue	$6,400	$5,559	$39	$11,998
Cost of sales	935	1,711	46	2,692
Gross Margin	$5,465	$3,848	$(7)	$9,306

Nine months ended September 30, 2023
Revenue	$21,301	$16,887	$120	$38,308
Cost of sales	3,083	4,954	120	8,157
Gross Margin	$18,218	$11,933	$—	$30,151

Nine months ended September 30, 2022
Revenue	$17,937	$15,255	$112	$33,304
Cost of sales	2,600	4,985	68	7,653
Gross Margin	$15,337	$10,270	$44	$25,651

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2022 and September 30, 2023, we had working capital (current assets less current liabilities) of US$31.9 million and US$20.7 million, respectively.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of US$45.5 million, including $9.2 millions proceeds from a related party, excluding short-term investments of US$4.4 million as of September 30, 2023. The cash reserve is expected to meet our operating needs and other requirements and plans for cash for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, if negative cash flow from operating activities persists in the long run, our cash resources may become insufficient to satisfy on-going cash requirements. Cash and short-term investments are held at multiple financial institutions. We have diversified our holding banks to reduce the impact of bank failures, such as Silicon Valley Bank ("SVB"), on our uninsured deposits and to facilitate international operations.

Our material cash uses included investments in short-term government and agency securities, share repurchase, investment in adding product features and growing our enterprise presence in Lofty, Lofty’s entry into property management SaaS services, and in research and development to add features to Trucker Path to allow us to extend the services offered to drivers and to serve the needs of other industry participants including brokers, fleets, and dispatchers. We issued a standby letter of credit to the benefit of East West Bank that guarantees Kaixin's and its subsidiary’s payment of approximately US$7.1 million to East West Bank, which is an uncollateralized guarantee carried over from our deconsolidation of Kaixin and fully reserved. As of the date of this Quarterly Report on Form 10-Q, approximately $5.87 million had been claimed under our standby letter of credit in connection with a Kaixin subsidiary's default of certain guaranteed loan. The Company believes the other Kaixin loans guaranteed by the standby letter of credit will go default in the foreseeable future, and we may purchase the defaulted loans and the accompanying rights of recourse from East West Bank or, if we choose not to purchase the defaulted loans, East West Bank may seize our cash deposits pledged as security under the standby letter of credit, which amounted to US$7.1 million as of September 30, 2023, and/or demand reimbursement from us. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows and Working Capital

	For the nine months ended September 30,
	2022	2023

	(Unaudited, in thousands of US$)
Net cash used in operating activities	(2,151)	(4,579)
Net cash (used in) provided by investing activities	(7,370)	18,615
Net cash (used in) provided by financing activities	(66)	2,764
Net (decrease) increase in cash and cash equivalents	(9,587)	16,800
Cash and cash equivalents and restricted cash at beginning of period	65,247	27,960
Effect of exchange rate changes	(406)	699
Cash and cash equivalents and restricted cash at end of period	55,254	45,459

Net cash used in operating activities was US$4.6 million for the nine months ended September 30, 2023, compared to US$2.2 million for the same period in 2022. The principal adjustments to reconcile our net loss to our net cash used in operating activities were impairment on long-term investment without readily determinable fair values, loss (income) in equity method investments, release of tax liabilities and gain on debt forgiveness, fair value change on long-term investment and share-based compensation expense. The principal change in operating assets and liabilities for the nine months ended September 30, 2023 was a decrease in PRC business tax liability and an increase in Trucker Path subscriptions receivable.

Net cash provided by investing activities was US$18.6 million for the nine months ended September 30, 2023, compared to net cash used in investing activities of US$7.4 million for the same period in 2022. Net cash provided by investing activities for the nine months ended September 30, 2023 was primarily due to US$19.6 million from redemption of short-term investment, offset by $0.9 million to for the purchases of property and refurbishment construction on the headquarters office. Net cash used in investing activities for the nine months ended September 30, 2022 was for the purchase of our new corporate headquarters, intangible assets and subsidiaries, partially offset by the redemption of short-term investments.

Net cash provided by financing activities was US$2.8 million for the nine months ended September 30, 2023, compared to net cash used in financing activities of US$0.07 million for the same period in 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to settlement of the shareholder derivative lawsuit for which we received a one-time dividend of US$2.6 million for shares held in 2023 and proceeds of US$9.2 million from OPI, partly offset by the repurchase of US$9.1 million ordinary shares. Net cash used in financing activities was US$0.07 million for the nine months ended September 30, 2022 was primarily due to the borrowing repayment of US$0.26 million, partly offset by the proceeds from exercise of share options and restricted shares of US$0.19 million.

Contractual Obligations

The following table sets forth our contractual obligations from the continuing operations including interest payment, if applicable, as of September 30, 2023:

	Payment Due by Period
		Less than 1
	Total	year	1-3 years	4-5 years	More than 5 years

	(Unaudited, in thousands of US$)
Operating lease obligations (1)	625	99	526	—	—

Notes:

(1)We lease facilities and offices under non-cancelable operating lease agreements.

Capital Expenditures

We made capital expenditures of US$7.4 million and US$0.9 million for the nine months ended September 30, 2022 and 2023, respectively. Our capital expenditures for the nine months ended September 30, 2022 were primarily used for purchase of our corporate headquarters in Phoenix. Capital expenditures for the nine months ended September 30, 2023 were primarily used to for the refurbishment construction of the headquarters office.

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features, and functionality of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of approximately 280 engineers and developers as of September 30, 2023, accounting for approximately 56% of our employees. Most of our engineers and developers are based at our subsidiary’s office in Beijing, China. We also have engineers in the Philippines and Eastern Europe.

Our research and development personnel support all areas of our business, mainly focusing on the improvement and enhancement of our SaaS businesses, Lofty and Trucker Path. Our research and development personnel also focus on enhancing the user experience through commonly used user interfaces, including mobile apps, and ensuring our products are fully compatible with the latest mobile operating systems such as iOS, Android, and Windows. In 2023, with the acquisition of Rentancy by Lofty, we expect to increasingly invest in developing Lofty products to serve property managers and landlords. We periodically shift the priorities of our research and development personnel to ensure we continually develop new products and services to extend our customer reach and meet the needs of our user base.

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred US$12.0 million and US$14.1 million of research and development expenses for the nine months ended September 30, 2022 and 2023, respectively.

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

We have been granted 1 patent. In addition, we maintain 32 copyright registrations, all of which are computer software copyright registrations as of September 30, 2023. Our employees sign confidentiality and non-compete agreements when hired.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2023 that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to our Critical Accounting Policies and Estimates disclosed therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in by the SEC's rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, due to the two material weaknesses in our internal control over financial reporting as described below.

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

As required by Section 404 of the Sarbanes-Oxley Act and related rules as promulgated by the SEC, our management assessed the effectiveness of our company’s internal control over financial reporting as of September 30, 2023, using criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the year ended December 31, 2022, our management identified two material weaknesses in our internal control over financial reporting, which remain unremediated as of September 30, 2023, as follows:

●	Lack of an integrated and systematic risk assessment and reporting process to identify and assess the financial reporting risks and to ensure significant transactions including investments and non-routine transactions are accurately recorded and properly disclosed; and
●	Lack of evaluations to ascertain whether the components of internal control are present and functioning.

As a result of these material weaknesses and based on the evaluation described above, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023. Notwithstanding these material weaknesses, however, our management has concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant					*

10.1+#	Client Services Agreement between Moatable, Inc. and Vaco LLC, dated October 23, 2023, regarding services and fees of interim Chief Financial Officer					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, ““Financial Statements”“ of this Quarterly Report on Form 10-Q					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
+

Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) the Company customarily and actually treats the omitted information as private or confidential.

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
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

Moatable, Inc.

Dated: November 17, 2023	By:	/s/ Joseph Chen
Joseph Chen
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 17, 2023	By:	/s/ Michael Schifsky
Michael Schifsky
Interim Chief Financial Officer (Principal Financial and Accounting Officer)