Form 10-K
period 2023-12-31
Moatable, Inc.
filed 2024-04-03
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2023, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of the registrant’s American depositary shares on the New York Stock Exchange on June 30, 2023) was approximately $11.8 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company, or unless they hold 10% or more of our outstanding ordinary shares. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater shareholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 15, 2024, the registrant had 639,122,365 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding.

Moatable, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2023

i

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events, financial or operating performance. Forward-looking statements often include words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, risks, or intentions. Forward-looking statements include, among other things, statements regarding:

●	future financial performance including statements about our revenue, cost of sales, gross margins, operating expenses, and business strategies;
●	predictions regarding the size and growth potential of the markets for our products or our ability to serve those markets;
●	ability to retain our customer base, grow the average subscription revenue per customer, or sell additional products and services to the customer base;
●	ability to expand our sales organization or research and development activities to address existing markets and serve new markets;
●	anticipate and address the technological or service needs of our customers, to release upgrades to our existing software platforms, and to develop new and enhanced applications to meet the needs of our customers;
●	likelihood of macro-economic events that may impact the ability to operate within certain markets or disrupt the flow of products and services such as pandemics, wars, and deterioration of relations between sovereign entities;
●	future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries, particularly those in which we operate and sell products, including China;
●	regulatory changes, business relationships and operating risks that impact our ability to compete within the industries we serve;
●	anticipated investments, including in sales and marketing, research and development, customer service and support, data center infrastructure, and our expectations relating to such investments;
●	ability to attract, hire, and retain talent including sales, software development, or management personnel to expand operations;
●	accuracy of our estimates regarding expenses, future revenues, gross margins, and needs for additional financing;
●	ability to obtain funding for our operations;
●	ability to integrate and grow acquired businesses and achieve anticipated results from strategic partnerships;
●	anticipated impact of litigation to which we are or may become a party; and
●	effectiveness of lead generation, branding, and other demand generation strategies to reach our customers and sustain growth.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission , or the SEC, including without limitation, the following sections: Part I, Item 1 “Business;” Part I, Item 1A “Risk Factors;” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed in Part I, Item 1A “Risk Factors” of this report and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, (i) “Moatable,” “the company,” “we,” “us,” “our,” and similar terms include Moatable, Inc. and its subsidiaries and, in the context of describing our consolidated financial information, also include the VIE and its subsidiaries, unless the context indicates otherwise; (ii) “ADSs” refers to American depositary shares, each of which represents 45 of our Class A ordinary shares, par value $0.001 per share; (iii) “Lofty” refers to Lofty Inc., our majority-owned subsidiary incorporated in the State of Delaware and formerly known as Chime Technologies, Inc.; (iv) “PRC” and “China” refers to the People’s Republic of China, excluding, for purposes of this Annual Report only, Hong Kong, Macau, and Taiwan; (v) “Qianxiang Shiji” refers to Qianxiang Shiji Technology Development (Beijing) Co., Ltd., our wholly owned subsidiary incorporated in China; (vi) “Qianxiang Tiancheng” and “VIE” refer to Beijing Qianxiang Tiancheng Technology Development Co., Ltd., a company incorporated in China; (vii) “Shares” and “ordinary shares” refer to our Class A ordinary shares and Class B ordinary shares, par value $0.001 per share; (viii) “Trucker Path” refers to Trucker Path, Inc., our majority-owned subsidiary incorporated in the State of Delaware; and (ix) all dollar amounts refer to United States (U.S.) dollars unless otherwise indicated.

Our financial statements are expressed in U.S. dollars, which is our reporting currency. Certain yuan (RMB or renminbi) figures in this Annual Report are translated into U.S. dollars solely for the reader’s convenience. Unless otherwise noted, all convenience translations from yuan to U.S. dollars in this Annual Report were made at a rate of RMB7.0999 to $1.00, the exchange rate in effect as of December 29, 2023 as set forth in the H.10 statistical release of the Federal Reserve Board. We make no representation that any yuan or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or yuan, as the case may be, at any particular rate, at the rate stated above, or at all.

PART I

ITEM 1. BUSINESS

Overview

We currently operate two U.S. software-as-a-service, or SaaS, businesses, Lofty (formerly known as “Chime”) and Trucker Path. Our businesses help companies, small business owners, and sole proprietors streamline their operations, reach more customers, and close business transactions using our SaaS products and services.

We launched our SaaS businesses in the United States in August 2016 with Lofty, an all-in-one real estate solution provider. In August 2022, we acquired Rentancy, LTD., a U.K based provider of bookkeeping and operations management solutions to property managers and landlords. In December 2017, we acquired Trucker Path, Inc., a transportation network company specializing in online and mobile services for the trucking industry in the United States.

We began our operations in China in 2002 and incorporated our current holding company, Moatable, Inc., in February 2006 in the Cayman Islands. In May 2011, we completed our initial public offering, and the ADSs representing our Class A ordinary shares began trading on the New York Stock Exchange under the symbol “RENN.” Our trading symbol was later changed to “MTBL” in June 2023.

With the acquisition of our SaaS businesses and then the deconsolidation of Kaixin Auto Holdings (our former used automobile business) in June 2021, we have completed a transition of our global business to the United States and North America. Effective January 1, 2023, we also transitioned from a foreign private issuer to a U.S. domestic issuer. Commencing fiscal year 2021, we officially moved our global headquarters from Beijing, China to Phoenix, Arizona, where most of our executive and senior management now resides. Our SaaS businesses, whose sales are almost exclusively to customers within the United States, generate the majority of our revenue. A significant portion of our research and development team resides in China, with engineers also employed in the Philippines, United States, and Eastern Europe. Our sales and marketing and customer service operations, focused on acquiring and servicing North American customers, are located in the United States and the Philippines.

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

Our Strategy

Our goal is operate, and grow SaaS businesses, both inside and outside the United States where opportunities exist, in market segments with high prospects for growth. We seek to invest in or acquire SaaS businesses in industries we expect to benefit from SaaS, including, but not limited to, business process automation, sales cycle time reduction, improved customer reach and engagement, and enabling network effects that connect industry participants so they may expand their networks and transact business more efficiently. Although we intend to operate and grow our SaaS businesses, we will divest of such businesses in part or in full when we believe it is in the best interest of our company and its stakeholders. The key elements of our strategy:

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

The Company is currently focused on the development and growth of its two primary SaaS business platforms, Lofty and Trucker Path.

Lofty

We started our SaaS business with the launch of Lofty, an all-in-one CRM (customer relationship management) and sales acceleration platform, in August 2016. Lofty is a comprehensive SaaS platform designed to help real estate professionals close more deals faster. The platform combines IDX (internet data exchange) websites, lead generation, marketing automation, advanced lead management, and powerful AI to cost-effectively capture and convert leads into new business. Our subscribing real estate professionals use Lofty to launch and oversee marketing campaigns, track leads, build customer relationships, manage websites, and seamlessly communicate with teams and associates across the entire real estate customer lifecycle using multiple devices. In August 2022, we acquired Rentancy, LTD., a UK based  provider of bookkeeping and operations management solutions to property managers and landlords. The acquisition of Rentancy marks the extension of our platform and initial entry into serving the property management market with SaaS products and services.

Lofty allows users to import lead and contact information of potential buyers and sellers from third-party platforms onto the Lofty platform. Lofty can automatically categorize potential real estate transactions based on type, zip code, budget, source, and other features. Lofty allows individual real estate professionals, real estate teams, or brokerages to display and market properties and services, to source and engage with potential buyers and sellers, to distribute potential deals among team members, monitor deal progress, and monitor key performance indicators to evaluate the efficiency and performance of their real estate sales activities. Lofty users may leverage artificial intelligence to auto-respond to inquiries from potential buyers and sellers with customized scripted responses. Lofty enables real estate professionals to keep in touch with clients by text, phone calls, and emails. Lofty provides IDX to real estate professionals to help them design customized websites. Lofty also allows users to download property data from multiple property listing databases and displays those properties on their websites. Lofty users also have the ability to publish comparative market analyses and similar reports for their clients. Utilizing Lofty’s advertising services, real estate professionals can place advertisements on third-party websites and platforms to generate leads and demand for listings. Lofty also offers mailed print advertising services to its clients. In August of 2022, we acquired UK based LoftyWorks (formerly Rentancy), a cloud-based property management SaaS platform utilized by agents and landlords to better manage their residential property portfolios. LoftyWorks brings everything together into one place to streamline property management, including: maintenance, communications, accounting, CRM, and marketing. We intend to continue investing in this platform to enhance features and functionality and will begin marketing and selling LoftyWorks in the U.S. during the second quarter of 2024.

Trucker Path

In December 2017, we acquired 100% of Trucker Path, Inc., a transportation network company specializing in online and mobile services for the trucking industry in North America. Its core product is the Trucker Path application, a trip planning companion for truck drivers, which enables a large community of truck drivers to assist each other in updating the real-time status of relevant points-of-interest along their route, plan trips, and use navigational assistance, including turn-by-turn assistance, to their destinations, including detailed directions within shipping and receiving docks. Trucker Path helps truck drivers find truck stops, parking, weigh stations, truck washes, restaurants, hotels, rest areas, and more. Real-time information, such as availability of parking or the cost of fuel, is provided for these points-of-interest. Over 370,000 businesses are listed as points-of-interest on Trucker Path, for which truck drivers can add their own ratings and reviews. Trucker Path’s companion app known as TruckLoads brings truck drivers, freight brokers, and shippers together onto a single digital freight exchange. Truck drivers can search for loads and customize their search criteria by geography, trailer type, pickup date and destination, among other things. They can also set up push notifications for loads in their area or loads that fit their most recent search criteria. Truck drivers can combine TruckLoads with Trucker Path to source loads, plan routes that maximize the amount of time they spend carrying loads, and reach their destination more safely and efficiently by avoiding obstacles such as clearance, hazmat, weight limit and no truck zone restrictions. Brokers and shippers can find carriers for their loads, complete contracts, and track their loads while in transit from pickup to delivery. Trucker Path serves SMB (small and midsize business) truck fleets with its enterprise Transportation Management System offering called Trucker Path COMMAND, which combines the core driver app with an operator portal to enable fleet managers to organize and dispatch drivers, communicate throughout the organization, track job progress and manage their business through a single unified portal. Trucker Path also offers its community an in-app Marketplace of discounted products and services drivers and small trucking companies need including fuel discounts, tax and accounting services, medical and life insurance, and more. We also sell in-app point-of-interest and banner advertising to businesses that market and sell their products and services to Trucker Path users. As of December 31, 2023, the Trucker Path platform has over 800,000 active users and almost 95,000 paid subscriptions.

Technology

Lofty has an engineering team of 157 members as of December 31 2023, including front-end and back-end developers, mobile developers, product managers and Quality Assurance personnel. We are actively releasing product updates every month based on user feedback and our team’s analysis.

Trucker Path has an engineering team of 125 members as of December 31, 2023, including mobile developers, front end/back-end engineers, product managers and Quality Assurance personnel. We actively release product updates on all of our products, namely Trucker Path, TruckLoads, and Trucker Path Command.

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

Sales and Marketing

We have built our brands through a multitude of avenues, including:

●	industry trade shows;
●	online digital marketing;
●	publicity of major milestones and achievements;
●	collaboration with relevant partners; and
●	email marketing for opted-in subscribers regarding our product updates and industry news.

Like most SaaS companies, the majority of Lofty’s sales are from leads derived from online digital marketing, managed by our internal sales teams. When sales inquiries arise from these marketing channels, our sales team books a demo with a potential customer, completes the demo, and tries to close the deal. During 2021, we introduced the Enterprise version of our product and expanded our sales team to cater to customers with over 100 seats. Due to their larger seat requirements, substantial fees, extended contract durations, and unique needs, engaging with enterprise customers involves more interactions, multiple touches, and a longer sales cycle compared to our traditional SMB customer base.

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

Competition

Lofty competes with various real estate CRM vendors as well as a few integrated marketing-centric platforms.Lofty also competes with other CRMs, salesforce partners, and companies who offer digital marketing solutions for realtors, as well as direct mail service vendors. As we enter the property management market, we expect to increasingly compete with vendors that provide software and services to property managers and landlords.

Trucker Path mainly competes with other map service providers for professional truckers, small fleet navigation and trip optimization service providers, and other digital load boards. We also compete with other companies that sell advertising on behalf of businesses that serve the needs of truckers.

Government Regulation

We are subject to numerous United States federal, state, and foreign laws and regulations covering a wide variety of subject matters. Like other companies in the technology industry, we face scrutiny from both U.S. and foreign governments with respect to our compliance with laws and regulations. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by the courts, remain uncertain.

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

Seasonality

The sales performance of Lofty has a small correlation with seasonality, but it mostly fluctuates with the macro cycle of the real estate market. For Trucker Path, seasonality has a more obvious impact. Our sales are mainly driven by active users, primarily long-haul truck drivers. Usually during winter months, when the U.S. and Canada experience more extreme weather, and during long holidays, such as Thanksgiving, Christmas and New Year, transportation demands decrease.  They typically increase again with the return of Spring.

Employees and human capital resources

As of December 31, 2023, we had 482 employees, all of whom are full-time employees. Of these full-time employees 282 employees are engaged in research and development activities, 152 are engaged in sales and marketing, and 48 are engaged in management and administration. As of December 31, 2023, we had 86 employees in the United States, 239 employees in China, 122 employees in the Philippines, and 35 employees in other countries. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

We operate in a highly competitive environment for human capital, particularly as we seek to attract and retain talent with solid experience in the SaaS sector. We believe that we offer our employees competitive compensation packages and a dynamic work environment that encourages initiative and is based on merit. As a result, we have generally been able to attract and retain qualified personnel and maintain a stable core management team. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. To help promote alignment between our employees and our shareholders, all employees are currently eligible to participate in our equity incentive plans through the receipt of new hire and annual equity grants. We believe that in addition to incentivizing growth that leads to shareholder value, broad eligibility for our equity incentive plans helps promote employee retention.

Available Information

Our investor relations website is located at ir.moatable.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these documents, are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of the reports that we file or furnish with the SEC. Further, corporate governance information, including our board committee charters, and code of conduct, is available on our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Principal Risk Factors

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

Risks Related to Our Business and Industry

●	We have a history of losses from operations and negative cash flows from operating activities, which may continue in the future.
●	Our business growth is dependent upon customer renewals, the addition of new customers, increased revenue from existing customers, and the continued growth of the market for our SaaS businesses. Our revenue and operating results may suffer if we fail to achieve these goals.
●	Our subscription renewal rates may decrease, and any decrease could harm our future revenue and operating results.
●	We face significant competition from both established and new companies offering SaaS products and other related applications similar to those we offer, as well as internally developed software, which may harm our ability to add new customers, retain existing customers, and grow our business.
●	Our SaaS products serve cyclical market segments that are often adversely impacted by economic downturns and changes in economic conditions. Such changes may impact our growth, paid subscriptions, and profitability particularly if we fail to anticipate and respond to such changes in economic conditions.
●	We have experienced rapid growth in headcount and organizational change in recent periods and expect continued future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.
●	Failure to effectively develop and expand our marketing, sales, customer service, and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and services.
●	If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our customer base will be impaired and our financial condition may suffer.
●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, our SaaS products may become less competitive.
●	If we fail to offer high-quality customer support, our business and reputation may suffer.
●	Our ability to introduce new services and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively, and our business and operating results may be harmed.
●	We rely on sophisticated information systems and third-party cloud infrastructure to run our business. The failure of these systems, any service disruptions or outages, or the inability to enhance our capabilities, could have a material adverse effect on our business, sales, and results of operations.
●	Cyber-attacks, computer viruses, physical or electronic break-ins or other unauthorized access to our or our business partners’ computer systems could result in misuse of confidential information and misappropriation of funds of our customers, subject us to liabilities, cause reputational harm, and adversely impact our results of operations and financial condition.

●	Security concerns about online payment systems we use could damage our reputation and deter current and potential users from using our services.
●	Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our SaaS services to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.
●	We are dependent on the continued availability of third-party online marketing and data hosting and transmission services, and an increase in costs for such services may significantly harm our operating results.
●	If we do not or cannot maintain the compatibility of our SaaS services with third-party applications that our customers use in their businesses, our revenue will decline.
●	We rely on data provided by third parties, the loss of which could limit the functionality of our SaaS services and disrupt our business.
●	Privacy and data security concerns and the lack of end users’ acceptance of internet behavior tracking may limit the applicability, use and adoption of our SaaS services.
●	Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.
●	We have granted, and may continue to grant, share options, restricted share units, and other share-based awards under our equity incentive plans, which may result in increased share-based compensation expenses.
●	We may not be able to prevent unauthorized use of our intellectual property, which could materially and adversely affect our business and results of operations.
●	We have been and may continue to be subject to intellectual property infringement claims or other allegations by third parties for services we provide or for information or content displayed on, retrieved from or linked to our websites or distributed to our users, which may materially and adversely affect our business, financial condition and prospects.

Risks Related to Our Corporate Structure

●	Our dual-class voting structure allows our largest shareholder, who is our founder, chairman and chief executive officer, to significantly influence our actions over important corporate matters, will limit your ability to influence corporate matters, and could discourage others from pursuing any change-of-control transactions that holders of our Class A ordinary shares and ADSs may view as beneficial.
●	If the PRC government finds that the contractual arrangements that establish the corporate structure for our operations in China do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.
●	We have contractual arrangements with, Qianxiang Tiancheng, a VIE, for some of our China operations, which may not be as effective in providing operational control as direct ownership. Any failure by Qianxiang Tiancheng or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our ability to conduct business and negatively affect our financial condition.

Risks Related to the ADSs

●	If the PCAOB is unable to inspect our auditors as required under the Holding Foreign Companies Accountable Act, the SEC will prohibit the trading of the ADSs. A trading prohibition for the ADSs, or the threat of a trading prohibition, may materially and adversely affect the value of your investment.
●	We may be a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, which could result in adverse U.S. federal income tax consequence to U.S. Holders of the ADSs or ordinary shares.
●	If we or any of our subsidiaries is a controlled foreign corporation, there could be materially adverse U.S. federal income tax consequences to certain U.S. Holders of our ordinary shares.
●	We are not in compliance with certain New York Stock Exchange, or the NYSE, continued listing requirements and our ADS could be subject to delisting from the NYSE if the noncompliance is not addressed.

Risks Related to Our Business and Industry

We have a history of losses from operations and negative cash flows from operating activities, which may continue in the future.

We have incurred net losses and negative cash flows from operating activities in the past and we may not be able to achieve or maintain profitability or positive cash flow in the future. Our loss from operations were $16.2 million and $10.7 million in 2022 and 2023, respectively. We had negative cash flows from operating activities of $3.8 million and $3.2 million in 2022 and 2023, respectively.

We expect to continue as a going concern. As of December 31, 2023, we had net current assets (current assets less current liabilities) of $24.7 million, and an accumulated deficit of $716.3 million. Our ability to continue as a going concern depends on our ability to generate cash flows from operations and to conduct adequate financing activities. We have sufficient cash reserve for our operating needs for at least the next twelve months from the date of this Annual Report. However, if negative cash flow from operating activities persists in the long run, cash resources may become insufficient to satisfy our on-going cash requirements.

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, including the Israel-Hamas and Russia-Ukraine wars, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

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

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our SaaS services, Lofty and Trucker Path. The market for our SaaS applications is rapidly evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our products and may be unable to renew existing customer subscriptions or enter into new customer subscriptions at the same prices and on the same terms as we have historically. In addition, our growth strategy involves the offering of freemium versions of our products to provide customers an opportunity to use our product and expand their use of our SaaS services with paid offerings, cross-sell our products to existing marketing product customers and upsell new value-added services and features through touchless or low-touch in-product purchases. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our SaaS services or adopt additional offerings and features, our operating results may suffer.

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

The success of our Lofty business depends on the health of the United States residential real estate market. The health of the United States residential real estate market is affected, in part, by general economic conditions beyond our control. Recent market factors, including low housing inventory, fewer new for-sale listings, volatility in mortgage interest rates and home price fluctuations, inflationary conditions and rental occupancy rate fluctuations have impacted demand for our products and services by real estate professionals, which in turn has negatively impacted our financial performance. The extent to which these and additional economic factors, such as those described below, impact our results and financial position will depend on future developments, which are uncertain and difficult to predict:

●	fluctuations in the United States residential real estate market, which may be due to one or more factors, whether included in this list or not;
●	changes in federal monetary policy or inflationary conditions;
●	changes in international, national, regional, or local economic, demographic, or real estate market conditions;
●	slow economic growth or recessionary conditions;
●	increased levels of unemployment or a decrease in labor availability, and/or slowly growing or declining wages;
●	declines in the value of residential real estate and/or the pace of home appreciation, or the lack thereof;
●	illiquidity in residential real estate;
●	overall conditions in the housing market, including macroeconomic shifts in demand, and increases in costs for homeowners such as property taxes, homeowners association fees and availability and affordability of insurance;
●	low levels of customer confidence in the economy and/or the United States residential real estate industry;
●	low home and/or rental inventory levels or lack of affordably priced homes and rentals;
●	changes in interest rates, mortgage rates or down payment requirements and/or restrictions on mortgage financing availability;
●	changes to how real estate commissions are negotiated or paid, or changes to other industry standards and practices;
●	federal, state, or local legislative or regulatory changes that would negatively impact rental properties or the residential real estate industry, such as the Tax Cuts and Jobs Act of 2017, which limited deductions of certain mortgage interest expenses and property taxes;
●	volatility and general declines in the stock market; and/or

●	natural and man-made disasters and other catastrophic events, such as pandemics, hurricanes, earthquakes, wildfires, terrorist attacks and other events that disrupt local, regional, or national real estate markets.

Residential real estate may be impacted by industry changes, including as the result of certain or future class action lawsuits or government investigations.

The residential real estate industry faces significant pressure from private lawsuits and investigations by the Department of Justice regarding antitrust issues. In April 2019, the National Association of Realtors (“NAR”) and several brokerages and franchisors were sued in a class action alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and certain co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages, in addition to equitable relief that may require changes to existing business models. Similar class actions are pending in other jurisdictions and the outcome of the NAR Class Action and other pending litigation may result in additional legal actions that alter long-established real estate industry practices.

While the final outcomes of any pending or future lawsuits remain uncertain, court decisions, settlements, and potential outcomes of such lawsuits could significantly impact the industry as a whole, leading to, for example, changes in how real estate commissions are negotiated, calculated, or paid, which may in turn influence how home buyers and sellers engage with real estate professionals in a real estate transaction. Although exact changes arising from these lawsuits and investigations are challenging to predict, they could result in outcomes that materially impact our Lofty business and therefore our business, financial condition, and results of operations as a whole. For example, if commissions for real estate agents are meaningfully impacted, it could reduce the marketing budgets of real estate brokerages or reduce the number of real estate agents participating in the industry, which could adversely affect our Lofty business and our financial performance may suffer as a result.

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

Almost all access to the internet in China is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or the MIIT. Moreover, we primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunications lines and internet data centers. We have limited access to alternative networks or services in the event of disruptions, failures, or other problems with China’s internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers. We depend on government policies and regulations in the U.S and China that allow for the efficient transfer of information between the two countries using internet infrastructure and fixed telecommunications networks. We cannot assure you that the internet infrastructure and the fixed telecommunications networks in China will be reliably available and adequately perform to support communication and the transfer of information between our operations in China and the rest of the world, particularly the United States.

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

As of the date of this Annual Report, we hold 2,191,046 ordinary shares and 6,000 convertible preferred shares of Kaixin Auto Holdings, or Kaixin, a Cayman Islands company whose shares are listed on the Nasdaq Capital Market (Nasdaq: KXIN). The fair value of our investment in Kaixin can be negatively impacted by fluctuations in Kaixin’s share price. Subsequent to deconsolidation, we recorded $22.4 million and $7.7 million in losses from our equity in Kaixin during 2022 and 2023, respectively. Further, there are a multitude of risks and uncertainties relating to the performance and valuation of Kaixin, including risks relating to Kaixin’s ability to operate and compete in the highly competitive automobile sales industry in China. As such, the value or liquidity of our investments in Kaixin could decline and result in a material impairment, which could result in a material write-down of our investment in Kaixin. In addition, we issued a standby letter of credit to the benefit of East West Bank that guarantees Kaixin and its subsidiary, Zhejiang Jieying Automobile Sales Co., Ltd (“Kaixin Subsidiary”), payment of approximately $9.2 million as restricted cash to East West Bank.  As of the date of this Annual Report, approximately $8.0 million had been claimed under our standby letter of credit in connection with the Kaixin Subsidiary default of the guaranteed loans. The Company reimbursed East West Bank for the full amount of the claim. As a result, East and West Bank released related claims and the remaining restricted cash of $1.2 million.

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the Israel-Hamas and Russia-Ukraine wars and related sanctions, bank failures, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, the United States has in recent years experienced high levels of inflation. If the inflation rate maintains and/or increases to higher levels, it will likely result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We had a banking relationship with SVB prior to its closure on March 10, 2023 by the California Department of Financial Protection and Innovation. On March 13, 2023, after the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money, we were able to access all cash equivalents held at SVB. Except for customary liquidity restrictions inherent to short-term investments, our access to investment accounts held in custody by U.S. Bank was never restricted. While we have not experienced any losses in such accounts, the recent failure of SVB exposed a portion of our cash and cash equivalents to significant credit risk prior to the completion by the FDIC of the resolution that fully protected all SVB depositors. We have transferred our accounts to one or more alternate depository institutions that our management believes would not expose our company to significant credit risk or jeopardizes our liquidity. Where possible, we will also continue to hold our excess cash in short-term investments and money market accounts to further limit exposure. However, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired should the financial institutions with which we have arrangements directly, the financial services industry, or economy in general deteriorate and result in restricted access to our cash, cash equivalents, and investments or result in material economic disruptions in our regions of operation. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

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

We have adopted seven equity incentive plans for Moatable, Inc. in 2006, 2008, 2009, 2011, 2016, 2018 and 2021, respectively. We have also adopted separate equity incentive plans for each of our operating subsidiaries, Lofty and Trucker Path. Shares issued under the Lofty and Trucker Path plans are not convertible into shares of Moatable, Inc. As of March 1, 2024, options and restricted share units to acquire 17,515,522 Class A ordinary shares of Moatable, Inc. were outstanding. For the years ended December 31, 2021, 2022 and 2023, we recorded $8.5 million, $4.0 million and $3.0 million, respectively, in share-based compensation expenses. As of December 31, 2023, we had nil unrecognized share-based compensation expenses relating to share options and $2.5 million of unrecognized share-based compensation expenses relating to non-vested restricted share units, which are expected to be recognized over a weighted average vesting period of 1.0 year.

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

We and our independent registered public accounting firm, in connection with our preparation and external audit of our consolidated financial statements for the year ended December 31, 2021, identified two material weaknesses related to (i) lack of an integrated and systematic risk assessment process to identify and assess the financial reporting risks and to ensure significant transactions including investments and non-routine transactions including share-based transactions are accurately recorded and properly disclosed; and (ii) lack of evaluations to ascertain whether the components of internal control are present and functioning.

During the course of 2022, we completed the implementation of our global enterprise resource planning (ERP) system which allows for the centralized monitoring of internal controls over a uniform financial reporting structure. The system also allows for the standardization of financial reporting hierarchies and automation of routine processes which reduces risks within the control environment. Consistent with our transition from a foreign private issuer to a U.S. domestic issuer, we have appointed two new independent members to our board of directors and have made changes to the corporate governance processes and appointments to compliment the momentum of our company. We have identified and evaluated entity-level and business process controls and assessed the effectiveness of controls in those areas. For areas with potential gaps, we have evaluated compensating controls that address the respective areas or have put plans in place to address the gaps. We have established controls and procedures over both routine and non-routine processes and are centralizing policies over the global organization. We have identified key information technology applications that have a material impact on our internal control environment and have begun evaluating IT general controls over the applications. We have hired or are in the process of hiring personnel in the finance, information technology, and human resource areas whose expertise and experience will further enhance our existing suite of internal controls over financial reporting. As of December 31, 2023, we concluded the material weaknesses remain unremediated. See “Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting.” Measures that we implement to address these material weaknesses and other control deficiencies in our internal control over financial reporting might not fully address them, and we might not be able to conclude that they have been fully remedied.

Failure to correct these material weaknesses and other control deficiencies or failure to discover and address any other control deficiencies could result in inaccuracies in our consolidated financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of the ADSs, may be materially and adversely affected. Due to the material weaknesses in our internal control over financial reporting as described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. This could adversely affect the market price of the ADSs due to a loss of investor confidence in the reliability of our reporting processes.

The continuing and collaborative efforts of our senior management, key employees and highly skilled personnel are crucial to our success, and our business may be harmed if we were to lose their services.

Our success depends on the continuous effort and services of our experienced senior management team, in particular Mr. Joseph Chen, our chief executive officer, Mr. James Jian Liu, our chief operating officer and executive director, and Mr. Henry He Li, our Vice President of Technology. Mr. James Jian Liu is currently on sabbatical leave from June 30, 2023 to June 29, 2024. While on sabbatical, he remains an employee of record and retains his role as a director in our company. Further details regarding Mr. Liu’s sabbatical leave can be found in the company’s Current Report on Form 8-K filed with the SEC on June 30, 2023. If one or more of our executive officers or other key personnel are unable or unwilling to continue to provide us with their services, we may not be able to replace them easily or at all. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for management and key personnel is intense and the pool of qualified candidates is limited. We may not be able to retain the services of our executive officers or key personnel, or attract and retain experienced executive officers or key personnel in the future. If any of our executive officers or key employees join a competitor or forms a competing company, we may lose know-how as well as key professionals and staff members.

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

Our chief executive officer Joseph Chen and our chief operating officer James Jian Liu (currently on sabbatical until June 29, 2024) each hold the same management position in Oak Pacific Investment (“OPI”). Mr. Chen is also the largest shareholder in OPI. OPI was a wholly owned subsidiary of ours prior to June 2018, and it holds a large portfolio of shares in a variety of early-stage and late-stage pre-IPO companies that our management had previously selected and managed for our company. Although OPI no longer has any business relationship with our company, the disposition of OPI has not necessarily reduced the workload of our management. However, the time and effort spent by our management on OPI does not benefit shareholders of our company anymore. Mr. Chen’s and Mr. Liu’s involvement in OPI may divert their attention from the operation of our business, which may affect our company’s financial performance and future prospects.

Increases in labor costs and the enforcement or revision of labor laws, regulations, and employment policies in our countries of operation may adversely affect our business and results of operations.

The global economy has experienced increases in inflation and labor costs in recent years. As a result, average wages and benefits we pay to employees and service providers in the United States, China, the Philippines, and other countries in which we operate are expected to continue to increase.

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

Risks Related to Our Corporate Structure

Our dual-class voting structure allows our largest shareholder, who is our founder, chairman and chief executive officer, to significantly influence our actions over important corporate matters, will limit your ability to influence corporate matters, and could discourage others from pursuing any change-of-control transactions that holders of our Class A ordinary shares and ADSs may view as beneficial.

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

We issued Class A ordinary shares represented by the ADSs in our initial public offering in May 2011. Mr. Joseph Chen, who is our founder, chairman and chief executive officer, is the only shareholder who holds Class B ordinary shares. As of December 31, 2023, Mr. Chen beneficially owned approximately 46.3% of our outstanding Class A ordinary shares and all of our outstanding Class B ordinary shares, representing in aggregate 82.8% of our total voting power.

Due in large part to the disparate voting powers attached to the two classes of ordinary shares, Mr. Chen has the controlling power over matters requiring shareholder approval, subject to certain exceptions. This concentration of ownership and voting power in the hands of Mr. Chen may discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of the ADSs.

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

Moatable, Inc. is not an operating company in China but a Cayman Islands holding company conducting a significant portion of its operations through subsidiaries, primarily in the United States. Our US businesses, Trucker Path and Lofty purchase R&D services from China.

Historically, to comply with these foreign ownership restrictions, our wholly owned subsidiary Qianxiang Shiji Technology Development (Beijing) Co., Ltd., or Qianxiang Shiji, entered into series of contractual arrangements with Beijing Qianxiang Tiancheng Technology Development Co., Ltd., or Qianxiang Tiancheng, and its shareholders. These contracts provide us with the power to direct the activities of Qianxiang Tiancheng and its subsidiaries and enable us to receive substantially all the economic benefits from them. For a detailed description of these contractual arrangements, please refer to Part II, Item 7 “Our Holding Company Structure and Contractual Arrangements with Qianxiang Tiancheng” on this Annual Report.

As a result of the contractual agreements with Qianxiang Tiancheng and its shareholders, Moatable, Inc. becomes the primary beneficiary of Qianxiang Tiancheng for accounting purposes and treats it as a consolidated entity under U.S. GAAP. In the fiscal years ended December 31, 2022 and 2023, Qianxiang Tiancheng and its subsidiaries contributed an immaterial portion of our consolidated revenues. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Information relating to the VIE” for condensed consolidating schedules showing the financial position, results of operations and cash flows of the VIE and its subsidiaries.

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

We have contractual arrangements with Qianxiang Tiancheng, a VIE, for some of our China operations, which may not be as effective in providing operational control as direct ownership. Any failure by Qianxiang Tiancheng or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our ability to conduct business and negatively affect our financial condition.

We have relied and expect to continue to rely on contractual arrangements with Qianxiang Tiancheng, a VIE, and its shareholders for some of our operations in China. For a detailed description of these contractual arrangements, please refer to Part II, Item 7 “Our Holding Company Structure and Contractual Arrangements with Qianxiang Tiancheng” on this Annual Report. These contractual arrangements may not be as effective in providing us with control over Qianxiang Tiancheng and its subsidiaries, which we refer to collectively as the VIE and its subsidiaries in this Annual Report, as direct ownership. If we had direct ownership of the VIE and its subsidiaries, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of each of these entities, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, we rely on the performance by Qianxiang Tiancheng and its shareholders of their obligations under the contractual arrangements to exercise control over the VIE and its subsidiaries. Therefore, our contractual arrangements with Qianxiang Tiancheng and its shareholders may not be as effective in ensuring our control over our China operations as direct ownership would be.

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

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, purport to require offshore special purpose vehicles that are controlled by PRC companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies or assets to obtain approval from the China Securities Regulatory Commission, or the CSRC, prior to publicly listing their securities on an overseas stock exchange. The interpretation and application of the regulations remain unclear. If CSRC’s approval under the M&A Rules is required, it is uncertain whether it would be possible for us to obtain the approval, and any failure to obtain or delay in obtaining CSRC approval for our future issuance of securities overseas would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.

Furthermore, the Opinions on Strictly Cracking Down on Illegal Securities Activities, which was released on July 6, 2021, emphasized the need to strengthen the administration over “illegal securities activities” and the supervision on overseas listings by China-based companies, and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies, although such opinions did not specify the definition of “illegal securities activities.” On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, which came into effect on March 31, 2023. This measure stipulates that PRC domestic companies that seek to offer and list securities in overseas markets directly or indirectly shall complete the filing procedures with and report relevant information to the CSRC. Pursuant to this measure, the determination as to whether a PRC domestic company is indirectly offering and listing in an overseas market shall be made on a substance over form basis, if the issuer meets the following conditions, its offering and listing will be deemed as an “indirect overseas offering and listing by a PRC domestic company” and is therefore subject to the filing requirement: (i) the revenues, profits, total assets or net assets of the Chinese operating entities in the most recent financial year accounts for more than 50% of the corresponding data in the issuer’s audited consolidated financial statements for the same period;

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

In addition, on December 28, 2021, the Cyberspace Administration of China, or the CAC, and several other regulatory authorities in China jointly promulgated the Cybersecurity Review Measures, which came into effect on February 15, 2022. Pursuant to the Cybersecurity Review Measures, (i) an operator of critical information infrastructure that purchases network products and services, or an internet platform operator that conducts data process activities which affects or may affect national security shall be subject to the cybersecurity review, (ii) an application for cybersecurity review shall be made by an issuer who is an internet platform operator holding personal information of more than one million users before such issuer applies to list overseas, and (iii) relevant governmental authorities in the PRC may initiate cybersecurity review if they determine an operator’s network products or services or data processing activities affect or may affect national security. There remain uncertainties as to how it would be interpreted and enforced, and to what extent it may affect us.

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

Each of Ms. Jing Yang and Mr. James Jian Liu is a shareholder of Qianxiang Tiancheng. Ms. Jing Yang is the wife of Mr. Joseph Chen, our founder, chairman and chief executive officer, and Mr. James Jian Liu is our executive director and chief operating officer, who is currently on sabbatical leave until June 29, 2024. Conflicts of interest may arise between the dual role of Mr. James Jian Liu as a director and officer of our company and as shareholder of Qianxiang Tiancheng. Conflicts of interest may also arise between the interests of Ms. Jing Yang as a shareholder of Qianxiang Tiancheng and as the wife of our founder and chief executive officer. Furthermore, if Ms. Jing Yang experiences domestic conflict with Mr. Joseph Chen, she may have little or no incentive to act in the interest of our company, and she may not perform her obligations under the contractual arrangements she has entered into with Qianxiang Tiancheng.

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

We conduct a limited portion of our operations in China through our PRC subsidiaries and the VIE and its subsidiaries. In the fiscal years ended December 31, 2022 and 2023, the VIE and its subsidiaries contributed an immaterial portion of our consolidated revenues. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Information relating to the VIE” for condensed consolidating schedules showing the financial position, results of operations and cash flows of the VIE and its subsidiaries. Our operations in China are governed by PRC laws and regulations. While our operation in China is limited, the PRC government’s significant oversight over our business operation in China could result in a material adverse change in our operations. The Chinese government may intervene or influence our business operation in China at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business operation in China, or the enforcement and performance of our contractual arrangements with Qianxiang Tiancheng. These laws and regulations may be subject to change, the enforcement of laws and regulations in China could be uncertain and the rules and policies in China may change quickly with little advance notice, which could result in a material adverse change in our operations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. Due to the uncertainty and complexity of the regulatory environment, we cannot assure you that our business operation in China would always be in full compliance with applicable laws and regulations, the violation of which may have adverse effect on our business operation in China and our reputation.

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

Our company’s current auditor, Marcum Asia CPAs LLP, or Marcum Asia, the independent registered public accounting firm that issues the audit report included elsewhere in this Annual Report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Marcum Asia, whose audit report is included in this Annual Report, is headquartered in New York and, as of the date of this Annual Report, was not included in the list of PCAOB Identified Firms in the Determination Report.

On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “Protocol”) with the CSRC and the Ministry of Finance (“MOF”) of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. Pursuant to the Protocol, the PCAOB conducted inspections on select registered public accounting firms subject to the Determination Report in Hong Kong between September and November 2022.

On December 15, 2022, the PCAOB board announced that it has completed the inspections, determined that it had complete access to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, and voted to vacate the Determination Report.

We moved our headquarters and corporate operations, including financial accounting leadership, to the U.S. in 2021 and retains R&D activities in China. With the move of our headquarters and financial accounting leadership to the U.S., the majority of the audit work and corresponding workpapers will move to the U.S. Accordingly, we believe that we will be able to retain an auditor that would allow us to avoid a trading prohibition for our securities under the HFCA Act. However, whether the PCAOB will be able to conduct inspections of our auditor, including but not limited to inspection of the audit working papers related to us, in the future is subject to substantial uncertainty and depends on a number of factors out of our, and our auditor’s, control. Our ability to retain an auditor subject to PCAOB inspection and investigation, including but not limited to inspection of the audit working papers related to us, may depend on the relevant positions of U.S. and Chinese regulators. With respect to audits of companies with operations in China, such as us, there are uncertainties about the ability of our auditor to fully cooperate with a request by the PCAOB for audit working papers in China without the approval of Chinese authorities. If the PCAOB is unable to inspect or investigate completely our company’s auditor because of a position taken by an authority in a foreign jurisdiction, or the PCAOB re-evaluates its determination as a result of any obstruction with the implementation of the Statement of Protocol, then such lack of inspection or re-evaluation could cause trading in our company’s securities to be prohibited under the HFCA Act, and ultimately result in a determination by a securities exchange to delist our securities. Accordingly, the HFCA Act calls for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

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

The market price for the ADSs may be highly volatile and subject to wide fluctuations in response to factors including the following:

●	regulatory developments in our industry affecting us or our competitors;
●	announcements of studies and reports relating to the quality of our services or those of our competitors;
●	changes in the economic performance or market valuations of other companies in the SaaS industries or other internet companies;
●	actual or anticipated fluctuations in our quarterly results of operations and changes or revisions of our expected results;
●	changes in financial estimates by securities research analysts;
●	overall performance of the equity markets;
●	issuances of debt or equity securities;
●	announcements by us or our competitors of new services, acquisitions, strategic relationships, joint ventures or capital commitments;
●	additions to or departures of our senior management;
●	fluctuations of exchange rates between the Renminbi and the U.S. dollar;

●	sales or perceived potential sales of ordinary shares or ADSs by us or our investors in the future;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	significant lawsuits, including intellectual property or shareholder litigation;
●	geopolitical and macroeconomic conditions, including the Israel - Hamas and Russia - Ukraine wars and bank failures; and
●	other events or factors, many of which are beyond our control.

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

Except as described in this Annual Report and in the deposit agreement, dated as of May 4, 2011, amendment no. 1 to the deposit agreement, dated as of February 6, 2017, and amendment no. 2 to the deposit agreement, dated as of January 9, 2020, by and among our company, Citibank, N.A., as depositary, and the holders and beneficial owners of ADSs, holders of the ADSs will not be able to exercise voting rights attaching to the underlying Class A ordinary shares represented by the ADSs on an individual basis. Holders of the ADSs will appoint the depositary or its nominee as their representative to exercise the voting rights attaching to the underlying Class A ordinary shares represented by the ADSs. Upon receipt of your voting instructions, the depositary will vote on the underlying Class A ordinary shares in accordance with these instructions.

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

We are incorporated in the Cayman Islands. Some of our directors reside outside the United States and a substantial portion of the assets of such directors are located outside the United States. As a result, it may be difficult or impossible for you to effect service of process within the United States upon us or these persons, or to bring an action against us or against these individuals in the Cayman Islands or in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands and of China may render you unable to enforce a judgment against our assets or the assets of our directors that are located outside the United States. There is no statutory enforcement in the Cayman Islands of judgments obtained in the federal or state courts of the United States (and the Cayman Islands are not a party to any treaties for the reciprocal enforcement or recognition of such judgments), a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment (a) is given by a foreign court of competent jurisdiction, (b) imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given, (c) is final and conclusive, (d) is not in respect of taxes, a fine or a penalty, (e) is not inconsistent with a Cayman Islands judgment in respect of the same matter, and (f)  is not impeachable on the grounds of fraud and was not obtained in a manner and is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands. However, the Cayman Islands courts are unlikely to enforce a judgment obtained from the U.S. courts under civil liability provisions of the U.S. federal securities law if such judgment is determined by the courts of the Cayman Islands to give rise to obligations to make payments that are penal or punitive in nature. Because such a determination has not yet been made by a court of the Cayman Islands, it is uncertain whether such civil liability judgments from U.S. courts would be enforceable in the Cayman Islands.

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

Based on our analysis of the value of our ordinary shares and ADSs and our estimated income, assets and activities, we believe we may have been a PFIC for the taxable year ended December 31, 2023. We have been classified as a PFIC in prior years and may be classified as a PFIC in the future due to the complexity of regulations and uncertainty surrounding the facts and circumstances that determine PFIC status. If we were or are a PFIC, adverse United States federal income tax consequences could result to U.S. Holders (as defined in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material United States Federal Income Tax Considerations—General”). For any taxable year in which we are a PFIC and a U.S. Holder holds our ordinary shares or ADSs, such U.S. Holder will continue to be treated as owning stock of a PFIC even if we cease to satisfy either of the above tests for determining PFIC status in a subsequent taxable year. U.S. Holders treated as owning stock in a PFIC generally will become subject to increased U.S. federal income tax liabilities and special U.S. federal income tax reporting requirements, unless they make a timely “mark-to-market” election or, potentially, a “Qualified Electing Fund” election to mitigate some of the applicable consequences. For more information on the U.S. federal income tax consequences to a U.S. Holder that would result from our classification as a PFIC, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules.” Our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

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

We are not in compliance with certain New York Stock Exchange, or the NYSE, continued listing criteria, and our ADS could be subject to delisting from the NYSE if the noncompliance is not addressed.

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

In response to the letter from the NYSE dated July 30, 2019, we changed the ratio of ADSs to our Class A ordinary shares from the previous ADS ratio of 1 ADS to 15 Class A ordinary shares to a new ADS ratio of one ADS to 45 Class A ordinary shares, effective January 9, 2020. We received another letter from the NYSE dated April 9, 2020 that we were below compliance standards due to the trading price of the ADSs. We regained compliance with the NYSE standards because subsequent to receipt of the letter, the ADSs traded above $1.00 over a consecutive 30 trading-day period. Our company received a letter from the NYSE dated December 7, 2023, notifying Moatable that it is below compliance criteria as the average closing price of the company’s ADSs was $0.99 during the 30 trading-day period ended December 6, 2023. We are closely monitoring the closing price of the ADSs and are considering available options to cure the deficiency. If we were unable to regain compliance with this listing requirement during the six-month cure period, our ADSs would be subject to delisting and the liquidity and value of an investment in the ADSs will be materially and adversely affected.

In addition, under Section 802.01B of the NYSE Listed Company Manual, a company will be considered to be below compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time stockholders’ equity is less than $50 million. Further, the NYSE will promptly initiate suspension and delisting procedures with respect to a company that is listed under any financial standard set out in Sections 102.01C or 103.01B of the NYSE Listed Company Manual if a company is determined to have average global market capitalization over a consecutive 30 trading-day period of less than $15 million, regardless of the original standard under which it listed. As of March 25, 2024, the total market capitalization based on our total ordinary shares outstanding is under $15 million. Our total stockholders’ equity as of December 31, 2023 is $48.1 million.

If we are unable to comply with any applicable listing requirements of the NYSE, our ADSs may be subject to delisting. In the event that our ADSs are delisted from the NYSE and are not eligible for quotation or listing on another market or exchange, trading of our ADSs could be conducted only in the over-the-counter market established for unlisted securities such as OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our ADSs, which could cause the price of our ADSs to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our company recognizes cybersecurity as a critical component of its risk management strategy. We are committed to protecting our digital assets, customer data, and intellectual property from cyber threats. Our approach is guided by industry best practices and compliance with relevant cybersecurity standards and regulations including SOC 2, ISO 27001, and ISO 27701. We conduct regular assessments to identify potential cybersecurity threats and vulnerabilities that are then reviewed by external auditors as part of our annual

SOC 2 Type 2 Review and ISO 27001 audit. This process includes evaluating external threat landscapes, internal systems, and processes for susceptibility to cyber-attacks. We utilize both in-house expertise and external consultants to ensure a comprehensive assessment. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our information technology department collaborates with our security and compliance team (a cross-functional team), product development department and the legal department to help identify, assess and manage the company’s cybersecurity threats and risks. They identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile, using various methods including, among others, manual and automated tools, internal and external audits, third-party threat assessments and external intelligence feeds, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, and conducting vulnerability assessments to identify vulnerabilities.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including but not limited to IT policies (incident management plan, stake-holder engagement, incident response plan, DR plan, etc.) incident detection and response, and vulnerability detection and management, preventative controls including firewalls, secure coding practices and IDS, annual disaster recovery testing, data segregation and encryption (at rest and in-transit), network security controls and access controls, asset management, tracking and disposal, vendor management, employee training and awareness and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the company’s overall risk management processes. For example, the information technology department, security and compliance team and product development department work with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; and our senior management, such as our chief executive officer, evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of our board of directors, which evaluates our overall enterprise risk.

Additionally, we use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats. Such third-party service providers include professional service firms including outside legal counsel, cybersecurity consultants, cybersecurity software providers, penetration testing firms, dark web monitoring services providers, and forensic investigators. These third-party service providers perform a variety of functions for our company, and we maintain a robust vendor management program to manage cybersecurity risks associated with our use of these providers. For example, we conduct risk and security assessment for potential vendors and their programs and periodically review such assessments; and we require our vendors to complete security questionnaires and conduct audits and vulnerability scans related to them. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect our company, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Cyber-attacks, computer viruses, physical or electronic break-ins or other unauthorized access to our or our business partners’ computer systems could result in misuse of confidential information and misappropriation of funds of our customers, subject us to liabilities, cause reputational harm and adversely impact our results of operations and financial condition.,” and “—We rely on sophisticated information systems and third-party cloud infrastructure to run our business. The failure of these systems, any service disruptions or outages, or the inability to enhance our capabilities, could have a material adverse effect on our business, sales, and results of operations.”

Governance

Our board of directors recognizes the critical importance of cybersecurity in safeguarding our company’s assets, reputation, and customer trust. Our board of directors addresses our company’s cybersecurity risk management as part of its general oversight function.

The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain management members, including Mr. Henry He Li, our chief technology officer, Chris Williams (SecurePoint 360), our virtual chief information security officer, and Mr. David Rice, our global IT manager.

Our cybersecurity incident response policy and vulnerability management policy are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our chief technology officer. These management members work with related incident response functions, including the information technology department, the product development department and the legal department, to help the company mitigate and remediate cybersecurity incidents of which they are notified.

In addition, our company’s incident response policy and vulnerability management policy include reporting to the audit committee of the board of directors for certain cybersecurity incidents. Our audit committee receives periodic reports from our information technology department concerning the company’s significant cybersecurity threats and risk and the processes the company has implemented to address them.

Artificial Intelligence

AI possesses the potential to transform various work sectors significantly. Currently, we are in the early stages of enhancing and broadening our offerings with AI technologies, aiming to assist our clients in tackling current challenges. Our dedication lies in actualizing AI’s potential while ensuring ethical practices. Our approach is underpinned by fundamental values: ensuring equity, dependability, and safety, maintaining privacy and security, promoting inclusiveness, upholding transparency, and embracing accountability.

ITEM 2. PROPERTIES

Our principal executive offices are located at 45 West Buchanan Street, Phoenix, Arizona, 85004 USA, where we own approximately 1,650 square meters of office space. We relocated in January 2023 from 2828 N. Central Avenue Fl 7, Phoenix, Arizona, 85004 USA, where we leased approximately 1,415 square meters of office space. We lease approximately 804 square meters in Beijing and approximately 911 square meters of office space in Wuhan in central China. We also lease approximately 765 square meters of office space in the Philippines for our SaaS business team.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become a party to litigation or other legal proceedings that we consider to be part of the ordinary course of business. The Company has been involved in a litigious matter which concerns a claim by the Company and Joseph Chen (“Mr. Chen”) against Zurich General Insurance Company (China) Limited (“Zurich”) for reimbursing (i) the Company for its costs indemnifying Mr. Chen and Mr. David K. Chao for their costs in defending a derivative litigation brought in the Supreme Court of the State of New York (Index No. 653594/2018) by Heng Ren Silk Road Investments LLC, Oasis Investments II Master Fund Limited and Jodi Arama (the “New York Court Action”) and (ii) Mr. Chen for his payment contribution towards settling the New York Court Action, in the total sum of US$5,000,000 being the policy limit under the Directors and Officers Liability Excess Insurance Policy entered into between the Company and Zurich on 19 October 2017. Although the matter is ongoing, a legal resolution is expected within the next 3 to 6 months.

A Company subsidiary, Trucker Path, Inc., is involved in an arbitration proceeding (JAMS Ref No. 5100001313), concerning a matter initiated by Mudflap, Inc against Trucker Path, Inc., regarding breach of contract and misappropriation of trade secrets. The

Company deems the likelihood of an unfavorable outcome as low, the potential harm is de minimis, and the litigation will have little or no impact on its operational plans and will have little or no economic effect on Trucker Path.

Other than the above litigious matters, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The ADSs, each currently representing 45 of our Class A ordinary shares, have been listed on The New York Stock Exchange since May 4, 2011 under the former symbol “RENN” and the current symbol “MTBL” from June 22, 2023. Prior to May 4, 2011, there was no public market for our stock. Our Class B ordinary shares are neither listed nor traded.

Holders of Record

As of March 15, 2024, there were 51 holders of record of our Class A ordinary shares (including Citibank, N.A., the depositary of the ADS program, as record holder of the Class A ordinary shares underlying the ADSs), and one holder of record of our Class B ordinary shares. Because many ADSs are held in “street” name by brokers and other institutions on behalf of their beneficial owners, we are unable to estimate the actual number of beneficial owners of our Class A ordinary shares underlying the ADSs and thus such number is not known or included in the foregoing number.

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

Pursuant to the contractual arrangements among Qianxiang Shiji, Qianxiang Tiancheng and its shareholders, Qianxiang Tiancheng will pay service and license fees to Qianxiang Shiji with its available earnings and cash (including dividends received from its subsidiaries). After paying the withholding taxes applicable to Qianxiang Shiji’s revenues and earnings, funding its statutory reserve requirements and retaining any profits from accumulated profits, the remaining net profits of Qianxiang Shiji would be available for distribution to us by the offshore holding companies through which we own Qianxiang Shiji, although we have not, and do not have, any present plan to make such distributions. As of December 31, 2023, the net assets of Qianxiang Shiji, Qianxiang Tiancheng and its subsidiaries, which were restricted due to statutory reserve requirements and other applicable laws and regulations and thus not available for distribution, amounted to $8.7 million in the aggregate. We do not believe that these restrictions on the distribution of our net assets will have a significant impact on our ability to meet our financial obligations in the future.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table presents information with respect to Moatable’s repurchases of its Class A ordinary shares and ADSs (each representing 45 of our Class A ordinary shares) during the quarter ended December 31, 2023:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
	Total	Average	Purchased as	Value of ADSs That
	Number of	Price	Part of Publicly	May Yet Be
	ADSs	Paid Per	Announced	Purchased Under the
	Purchased	ADS	Program(1)	Program(1)
Periods
October 2023:
Open market purchases	20,342	$0.97	$20	$5,894
November 2023:
Open market purchases	—	$—	$—	$5,894
December 2023:
Open market purchases	29,144	$1.01	$30	$5,864
Privately negotiated purchases(2)	2,608,632	$0.94	$2,459	3,405
Total	2,658,118		$2,509

Notes:

(1)	On November 7, 2022, our board of directors authorized a US$10.0 million share repurchase program with the objective of increasing shareholder returns. The program took effect on January 16, 2023 and was modified on October 13, 2023. The modified program currently authorizes share repurchases of up to US$15 million and will expire on December 31, 2024.
(2)	On December 29, 2023, we entered into a share repurchase agreement with SoftBank Capital Group Limited, pursuant to which our company repurchased from SoftBank 117,388,451 Class A ordinary shares, for a total purchase price of US$2,459,461.83, or approximately US$0.94 per ADS. We used cash on hand for the share repurchase and retired the ordinary shares purchased. After the share repurchase, SoftBank is no longer a shareholder of our company. For the detailed description of this share repurchase, see our Current Report on Form 8 - K filed with the SEC on January 2, 2024.

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

Material Cayman Islands Taxation

The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty. There are no other taxes likely to be material to us or our shareholders or ADS holders levied by the government of the Cayman Islands except for stamp duties which may be applicable on instruments executed in, or after execution brought within the jurisdiction of the Cayman Islands. The Cayman Islands is not party to any double tax treaties that are applicable to any payments made to or by our company. There are no exchange control regulations or currency restrictions in the Cayman Islands.

Material People’s Republic of China Taxation

Moatable, Inc. is a holding company incorporated in the Cayman Islands. Under the PRC Enterprise Income Tax Law (the “EIT Law”) and its implementation rules, an enterprise established outside of mainland China with a “de facto management body” within mainland China is considered a “resident enterprise,” and will be subject to PRC enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation issued SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled enterprise that is incorporated offshore is located within mainland China. Although this circular only applies to offshore enterprises controlled by Chinese enterprises or Chinese enterprise groups, not those controlled by Chinese individuals or foreigners, the criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, all offshore enterprises controlled by a Chinese enterprise, or a Chinese enterprise group will be regarded as a Chinese tax resident by virtue of having its “de facto management body” in mainland China only if all of the following conditions are met:

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

We believe that neither Moatable, Inc. nor any of its subsidiaries incorporated outside of mainland China is a Chinese resident enterprise for Chinese tax purposes. Moatable, Inc. is not controlled by a Chinese enterprise or Chinese enterprise group, and we do not believe that Moatable, Inc. meets all of the conditions above. Moatable, Inc. is a company incorporated outside mainland China. As a holding company, some of its key assets are located, and its records (including the resolutions of its board of directors and the resolutions of its shareholders) are maintained, outside mainland China. For the same reasons, we believe our other subsidiaries outside of mainland China are also non-Chinese resident enterprises for Chinese tax purpose. However, the tax resident status of an enterprise is subject to determination by the Chinese tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

If Chinese tax authorities determine that Moatable, Inc. is a Chinese resident enterprise for EIT purposes, we may be required to withhold tax at a rate of 10% on dividends we pay to our shareholders, including holders of the ADSs that are non-resident enterprises. In addition, non-resident enterprise shareholders (including the ADS holders) may be subject to a 10% Chinese withholding tax on gains realized on the sale or other disposition of the ADS or Class A ordinary shares, if such income is treated as sourced from within mainland China. Furthermore, gains derived by our non-Chinese individual shareholders from the sale of our ordinary shares and the ADSs may be subject to a 20% Chinese withholding tax. It is unclear whether our non-Chinese individual shareholders (including the ADS holders) would be subject to any Chinese tax (including withholding tax) on dividends received by such non-Chinese individual shareholders in the event we are determined to be a Chinese resident enterprise. If any Chinese tax were to apply to dividends realized by non-Chinese individuals, it will generally apply at a rate of 20%. The Chinese tax liability may be reduced under applicable tax treaties. However, it is unclear whether non-Chinese shareholders of Moatable, Inc. would be able to claim the benefits of any tax treaty between their country of tax residence and mainland China in the event that Moatable, Inc. is treated as a Chinese resident enterprise.

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

If Moatable, Inc. is not deemed to be a Chinese resident enterprise, holders of the ADSs and our Class A ordinary shares who are not Chinese residents will not be subject to Chinese income tax on dividends distributed by us. With respect to gains realized from the sale or other disposition of our Class A ordinary shares or the ADSs, there is a possibility that a Chinese tax authority may impose an income tax under the indirect transfer rules set out under the Announcement of the State Administration of Taxation on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfer by Non-Resident Enterprises, except that such transaction could fall under the safe harbor thereunder. See “Item 1A. Risk Factors—Risks Related to Our Corporate Structure—We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.”

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

Based upon the nature of our business, the composition of our income and assets and the value of our assets, including goodwill (which is based on the market price of the ADSs), we believe we may have been a PFIC for U.S. federal income tax purposes for the taxable year ended December 31, 2023, and may be a PFIC for the current taxable year or in the future. Whether we were or are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. Such determination is uncertain because, among other things, (i) the total value of our assets may be determined, in part, by reference to our market capitalization from time to time, which may fluctuate considerably and (ii) the characterization of our income and assets as active or passive may depend, in part, on our current and intended future business plans, including how, and how quickly, we use our liquid assets, which are subject to change. Even if we determine that we are not a PFIC for a taxable year, there can be no assurance that the IRS will not successfully challenge our position. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

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

Currently, we operate two SaaS businesses, Lofty and Trucker Path, both of which are considered reportable segments. Lofty offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain and nurture leads, close transactions, and retain their clients. Trucker Path is a driver-centric online transportation management platform whose mission is to make freight transportation fast, reliable, and efficient. Trucker Path provides trip planning, navigation, freight sourcing, a market place that offers goods and services truckers use to operate their businesses and helps connect qualified brokers and carriers to expand their reach and initiate and complete transactions easily and efficiently. The majority of our revenues are generated by our SaaS businesses. Our SaaS businesses currently generate the vast majority of their revenue from the U.S. market.

Our total revenues from the SaaS business increased from US$45.6 million in 2022 to US$51.9 million in 2023, and net loss decreased from US$78.1 million in 2022 to US$9.9 million in 2023. Net loss in 2023 was driven by a loss from the change in fair value of long-term investments of US$7.7 million and loss from operations.

Financial Overview

Revenue

We derive substantially all of our revenues from SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. Timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was US$4.3 million and US$4.3 million as of December 31, 2022 and 2023, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues.

	For the Years Ended December 31,
	2022	2023

	(In thousands of US$)
Lofty
Subscription services	$22,816	$27,164
Advertising services	1,884	1,488
Other services	—	206
Subtotal	$24,700	$28,858
Trucker Path
Subscription services	$17,982	$21,063
Advertising services	2,325	1,830
Other services	631	167
Subtotal	$20,938	$23,060
Other Operations
Other services	$170	$155

Total revenues	$45,808	$52,073

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

Other Services

Our revenues from other services consist primarily of back-office services provided to Oak Pacific Investment.

Cost of Revenues

Cost of revenues consists primarily of App and Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues in 2022 and 2023 was US$10.4 million and US$11.2 million, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses for continuing operations, both as dollar amounts and as percentages of our total revenues, for the periods indicated.

	For the Years Ended December 31,
	2022		2023

	(in thousands of US$, except for percentages)
	US$	%	US$	%
Operating expenses:
Selling and marketing	19,624	42.8%	18,750	36.0%
Research and development	16,187	35.3%	18,358	35.3%
General and administrative	14,788	32.3%	12,599	24.2%
Impairment of goodwill	—	—%	395	0.8%
Impairment of intangible asset	962	2.1%	1,500	2.9%
Total operating expenses	51,561	112.5%	51,602	99.2%

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

Change in Accounting Method for Kaixin Investment

As of June 30, 2022, our company determined that the investment in Kaixin Auto Holdings (Nasdaq: KXIN) (“Kaixin”) should be accounted for as equity investment with readily determinable fair value, a change in accounting from the equity method. This determination is substantiated by the decrease in ownership to 16.6% compared to 19.2% as of December 31, 2021 and the resignation of Moatable’s representative from Kaixin’s board of directors which, combined, result in a lack of significant influence in Kaixin. As a result of the change in accounting methodology and because the fair value of Kaixin shares is readily determinable since the shares are listed and quoted on the Nasdaq Capital Market (Nasdaq: KXIN), our company recognized a $10.4 million and $7.7 million unrealized loss as a fair value adjustment to the investment in Kaixin in 2022 and 2023, respectively. Our company recognized its share of loss of $12.0 million from Kaixin under the equity method prior to the change in accounting method.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth a summary of our consolidated results of operations for the years indicated.

	For the Years Ended December 31,
	2022	2023

	(In thousands of US$)
Revenues	$45,808	$52,073
Cost of revenues	10,410	11,212
Operating expenses	51,561	51,602
Loss from operations	(16,163)	(10,741)
Total other expenses, net	(51,200)	(3,664)
Loss before income taxes	(67,363)	(14,405)
Income tax benefit	2,342	6,712
Impairment on and loss in equity method investments, net of tax	(13,061)	(2,218)
Net loss	$(78,082)	$(9,911)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Revenues

Our revenues increased by 13.7% from US$45.8 million in 2022 to US$52.1 million in 2023. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription services. Our revenue from subscription services increased by 18.2% from US$40.8 million in 2022 to US$48.2 million in 2023. The increase was driven primarily by expanded subscriber base and to a lesser extent increased average selling pricing. Our company’s paying subscriptions as of December 31, 2023 for Lofty and Trucker Path increased to 3,900 and 99,000, by 8% and 9%, respectively, compared to 3,600 and 91,000, respectively, as of December 31, 2022. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 61,000 as of December 31, 2023 from 20,000 as of December 31, 2022.
●	Advertising services. Our revenue from advertising services decreased by 21.2% from US$4.2 million in 2022 to US$3.3 million in 2023.

Cost of Revenues

Our cost of revenues increased by 7.7% from US$10.4 million in 2022 to US$11.2 million in 2023. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow the SaaS businesses.

Operating Expenses

Our operating expenses remain stable at US$51.6 million in 2022 and US$51.6 million in 2023.

●	Selling and marketing. Our selling and marketing expenses decreased by 4.5% from US$19.6 million in 2022 to US$18.8 million in 2023. This decrease was primarily due to lower compensation and commissions due to decreased headcount.
●	Research and development. Our research and development expenses increased by 13.4% from US$16.2 million in 2022 to US$18.4 million in 2023. This increase was primarily due to an increase in our research and development headcount for new projects.

●	General and administrative. Our general and administrative expenses decreased by 14.8% from US$14.8 million in 2022 to US$12.6 million in 2023. The decrease was primarily due to lower share-based compensation expense.
●	Impairment of goodwill. Our impairment of goodwill increased from nil in 2022 to US$0.4 million in 2023, which is due to impairment losses on goodwill arising from our acquisition of Trucker Path and Rentancy.
●	Impairment of intangible asset. Our impairment of intangible asset increased from US$1.0 million in 2022 to US$1.5 million in 2023. The impairment loss in 2023 was due to impairment of indefinite-lived intangible assets of Lofty.

Other Income, net

Other income, net was US$2.4 million in 2023 and consisted primarily of US$1.2 million from the revesal of certain VAT taxes in China and US$1.3 million from the release of restricted cash related to the settlement of the Kaixin loan guarantee.  Other income, net of US$3.2 million in 2022 was the result of subsequent loan forgiveness from the Paycheck Protection Program (PPP)and accrued expenses written off due to the disposal of subsidiaries.

Loss from Fair Value Change of a Long-term Investment

Our loss from fair value change of a long-term investment was US$7.7 million in 2023, compared with US$10.4 million in 2022. The loss from fair value change of a long-term investment represents the unrealized loss from reduction in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Impairment of Equity Investments Without Readily Determinable Fair Values

Our impairment of equity investments without readily determinable fair values was nil in 2023, compared with US$44.5 million in 2022. The impairment loss in 2022 was related to the impairment of Infinities of US$40.0 million and impairment of preferred shares of Kaixin of US$4.5 million. The net balance of equity investments without readily determinable fair values after the impairments is US$0.7 million as of December 31, 2023.

Impairment Loss of Equity Method Investment

Our impairment loss of equity method investment was US$2.1 million in 2023, compared with nil in 2022. Our impairment loss of equity method investment in 2023 was related to the long-term investment of Beijing Fenghou Tianyuan Investment and Management Center L.P..

Interest Income

Our interest income was US$1.6 million in 2023, compared with US$0.6 million in 2022. Our interest income in 2023 and 2022 was primarily interest from the short-term investments managed by Silicon Valley Bank with a variable return.

Segment Operations

The company provides B2B SaaS platforms and services to customers primarily located in the United States. The company’s operations are conducted in two reportable segments: Lofty and Trucker Path. The company defines its segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources.

The Lofty segment includes the company’s all-in-one real estate sales acceleration and client lifecycle management platform. The Trucker Path segment includes the company’s driver-centric online transportation management platform.

The company measures the results of its segments using, among other measures, each segment’s revenue and cost of sales. The following table sets forth segment revenue, cost of sales and gross margin for each of the years ended December 31, 2022 and 2023.

	Lofty	Trucker Path	Other Operations	Consolidated
Fiscal year Ended December 31, 2023
Revenue	$28,858	23,060	155	52,073
Cost of sales	4,273	6,783	156	11,212
Gross margin	$24,585	16,277	(1)	40,861

Fiscal year Ended December 31, 2022
Revenue	$24,700	$20,938	$170	$45,808
Cost of sales	3,597	6,731	82	10,410
Gross margin	$21,103	$14,207	$88	$35,398

Liquidity and Capital Resources

Cash Flows and Working Capital

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2023, we had net current assets (current assets less current liabilities) of US$24.7 million, and an accumulated deficit of US$716.3 million. For the year ended December 31, 2023, we incurred net loss amounting to US$9.9 million and negative cash flows from operating activities of US$3.2 million.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of US$33.9 million, excluding restricted cash of US$5.1 million as of December 31, 2023. The cash reserve is expected to meet our operating needs for at least the next twelve months from the date of this Annual Report.  However, if negative cash flow from operating activities persists in the long run, our cash resources may become insufficient to satisfy on-going cash requirements. Cash is held at multiple financial institutions. We have diversified our deposits with various banks to reduce our potential exposure to bank failures, such as Silicon Valley Bank’s failure in March 2023.

We issued a standby letter of credit to the benefit of East West Bank that guarantees Kaixin and its Subsidiary’s payment of approximately US$9.3 million to East West Bank, which is an uncollateralized guarantee carried over from our deconsolidation of Kaixin and fully reserved. On June 1, 2023, East West Bank assigned to our company all of the bank’s rights, title, and interest in and to that certain US$2 million loan made by the bank to Kaixin for a total consideration of approximately US$2 million. The loan was also guaranteed by the letters of credit. We consequently used part of the pledged cash to purchase the loan. We evaluated our options to pursue recovery from Kaixin after the assignment but consider any recovery remote. In December, 2023, we reimbursed East West Bank for the full amount of the claim of US$5.8 million under the standby letter of credit in connection with the Kaixin Subsidiary default of certain guaranteed loan. As a result, East and West Bank released the remaining restricted cash of approximately $1.2 million and made them available to the Company as unrestricted cash for operation.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2022	2023

	(in thousands of US$)
Net cash used in operating activities	(3,822)	(3,167)
Net cash (used in) provided by investing activities	(33,481)	23,034
Net cash used in financing activities	(1,454)	(8,904)
Net (decrease) increase in cash and cash equivalents	(38,757)	10,963
Cash and cash equivalents and restricted cash at the beginning of the year	65,247	27,960
Effect of exchange rate changes	1,470	46
Cash and cash equivalents and restricted cash at end of year	27,960	38,969

Operating Activities

Net cash used in operating activities amounted to US$3.2 million in 2023, compared to net loss of US$9.9 million. The principal adjustments to reconcile our net loss to our net cash used in operating activities was the reversal of tax payable of US$8.8 million, fair value change on long-term investment of US$7.7 million, share-based compensation expenses of US$3.0 million and impairment on and loss in equity method investments of US$2.2 million, and also impairment of intangible asset with indefinite-live of $1.5 million. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities in 2023 was an increase in accounts receivable of US$0.7 million and an increase in prepaid expenses and other current assets of US$0.6 million, and partially offset by an increase in income tax payable of US$0.6 million.

Net cash used in operating activities amounted to US$3.8 million in 2022, compared to net loss of US$78.1 million. The principal adjustments to reconcile our net loss to our net cash used in operating activities was the reversal of tax payable of US$2.3 million, impairment on long-term investment without readily determinable fair values of US$44.5 million, loss in equity method investments of US$13.1 million, and fair value change on long-term investment of US$10.4 million, and share-based compensation expenses of US$4.0 million. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities in 2022 was a decrease in income tax payable of US$1.1 million, and partially offset by a decrease in prepaid expenses and other current assets of US$2.9 million, an increase in deferred revenue of US$1.7 million.

Investing Activities

Net cash provided by investing activities amounted to US$23.0 million in 2023, mainly due to US$24.0 million from redemption of short-term investment, offset by $0.9 million for the purchases of property and refurbishment construction on the headquarters office.

Net cash used in investing activities amounted to US$33.5 million in 2022, due mainly to purchase of short-term investments of US$24.0 million, purchases of equipment and property of US$5.5 million, purchases of intangible assets of US$2.1 million and payment for acquisition of subsidiaries, net of cash acquired, of US1.8 million.

Financing Activities

Net cash used in financing activities was US$8.9 million in 2023, primarily due to the repurchase of US$11.6 million ordinary shares, partially offset by the one-time dividend of US$2.6 million from the settlement of the shareholder derivative lawsuit for shares held in 2023.

Net cash used in financing activities was US$1.5 million in 2022, due mainly to repayment of borrowings of US$1.6 million.

Contractual Obligations

The following table sets forth our contractual obligations including interest payment, if applicable, as of December 31, 2023:

		Less than 1			Payment Due by Period
	Total	year	1-3 years	4-5 years	More than 5 years
					(in thousands of US$)
Operating lease obligations (1)	699	504	195	—	—
Total	699	504	195	—	—

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

Capital Expenditures

We made capital expenditures of US$7.6 million and US$1.0 million in 2022 and 2023, respectively. Our capital expenditures in 2023 were primarily used for the completion of the build-out of our new corporate office building. Capital expenditures in 2022 were primarily used for construction of our corporate headquarters in Phoenix, Arizona and acquisition of the Lofty domain name for use with our Lofty business.

Our Holding Company Structure and Contractual Arrangements with Qianxiang Tiancheng

The following diagram illustrates our principal subsidiaries and the VIE and its subsidiaries as of the date of this Annual Report:

Moatable, Inc.
(Cayman Islands)
Renren Gongying Inc.
(Cayman Islands)
Renren ZHCH Holdings Inc.
(Cayman Islands)
Moatable U.S. Holdco Inc.
(Delaware)
Lofty US Inc. (2)
(Arizona)
Trucker Path, Inc.(2)
(Delaware)
Renren Giantly Limited
(Hong Kong)
Lucrativ, Inc.
(Delaware)
Lofty Inc.(2)
(Delaware)
Renren Giantly Philippines Inc.
(Philippines)
CIAC/ChinaInterActiveCorp
(Cayman Islands)
Qianxiang Shiji Technology Development (Beijing) Co., Ltd.
(PRC)
Beijing Qianxiang Tiancheng Technology Development Co., Ltd.
(PRC)
Beijing Qianxiang Wangjing Technology Development Co., Ltd.
(PRC)
Equity Ownership (100%, unless otherwise indicated in the notes below)
Contractual Arrangements

Notes:

(1)

Qianxiang Tiancheng is 99% owned by Ms. Jing Yang, who is the wife of Mr. Joseph Chen, our founder, chairman and chief executive officer, and 1% owned by Mr. James Jian Liu, our director and chief operating officer, who is currently on sabbatical leave until June 29, 2024.  We effectively control Qianxiang Tiancheng as well as its subsidiaries through contractual arrangements. See “Contractual Arrangements with Qianxiang Tiancheng”, below for more information.

(2)

Each of Trucker Path, Inc. and Lofty Inc. is 77.78% owned by Moatable U.S. Holdco, Inc. and Renren Giantly Limited, respectively, with the remaining shares owned by our CEO Joseph Chen, who acquired such shares upon the issuance of restricted stock units in 2020.

Contractual Arrangements with Qianxiang Tiancheng

Moatable, Inc. is not an operating company in China but a Cayman Islands holding company conducting a significant portion of our operations through our subsidiaries, primarily in the United States. Applicable PRC laws and regulations restrict foreign ownership of companies that provide value-added telecommunications services in China. Historically, we provided value-added telecommunication services in China as part of our social networking services and related live streaming business, which had been disposed of since December 2018. In addition, there are other regulatory restrictions on foreign investments in a variety of industries in China into which we had invested through the holding of minority ownership of certain domestic companies.

To comply with these foreign ownership restrictions, our wholly owned subsidiary Qianxiang Shiji Technology Development (Beijing) Co., Ltd., or Qianxiang Shiji, has entered into a series of contractual arrangements with Beijing Qianxiang Tiancheng Technology Development Co., Ltd., or Qianxiang Tiancheng, and its shareholders. These agreements enable us to:

●	exercise effective control over Qianxiang Tiancheng and its subsidiaries through powers of attorney and business operations agreements;
●	receive substantially all of the economic benefits of Qianxiang Tiancheng and its subsidiaries in the form of service and license fees in consideration for the technical services provided, and the intellectual property rights licensed, by Qianxiang Shiji; and
●	have an exclusive option to purchase all of the equity interests in Qianxiang Tiancheng when and to the extent permitted under PRC laws, regulations and legal procedures.

The following is a summary of the currently effective contracts between our subsidiary Qianxiang Shiji, Qianxiang Tiancheng, and the shareholders of Qianxiang Tiancheng. These contracts provide us with the power to direct the activities that most significantly affect the economic performance of Qianxiang Tiancheng and its subsidiaries and enable us to receive substantially all the economic benefits from them.

●	Business Operations Agreements. Pursuant to a business operations agreement between Qianxiang Shiji, Qianxiang Tiancheng and its shareholders, Qianxiang Tiancheng shall appoint the candidates designated by Qianxiang Shiji as the executive director or directors, general manager, chief financial officer and any other senior officers of Qianxiang Tiancheng. Qianxiang Tiancheng agrees to follow the proposal provided by Qianxiang Shiji from time to time relating to employment, daily operation and financial management. Without Qianxiang Shiji’s prior written consent, Qianxiang Tiancheng shall not conduct any transaction that may materially affect its assets, obligations, rights or operations, including but not limited to, (i) incurrence or assumption of any indebtedness, (ii) sale or purchase of any assets or rights, (iii) incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party, or (iv) transfer of any rights or obligations under this agreement to a third party. The term of this agreement has been extended automatically for ten years starting from December 23, 2020. Qianxiang Shiji may terminate the agreement at any time by providing a 30-day advance written notice to Qianxiang Tiancheng and to each of its shareholders. Neither Qianxiang Tiancheng nor any of its shareholders may terminate this agreement during the term or the extension of the term, if applicable.
●	Powers of Attorney. Pursuant to powers of attorney, the shareholders of Qianxiang Tiancheng each irrevocably appointed Mr. James Jian Liu (the person designated by Qianxiang Shiji), our executive director and chief operating officer, who is currently on sabbatical leave until June 29, 2024, as their attorney-in-fact to vote on their behalf on all matters of Qianxiang Tiancheng that requires shareholder approval under PRC laws and regulations as well as Qianxiang Tiancheng’s articles of association. The appointment of Mr. Liu is conditional upon his being the employee and the designated person of Qianxiang Shiji. Each power of attorney will remain in effect from December 22, 2020 to December 21, 2030, unless and until the earlier of the following events: (i) Mr. Liu loses his position in Qianxiang Shiji or Qianxiang Shiji issues a written notice to dismiss or replace Mr. Liu; and (ii) the business operations agreement between Qianxiang Shiji, Qianxiang Tiancheng and its shareholders terminates or expires.
●	Spousal Consent Letters. Pursuant to spousal consent letters, the spouse of each of the shareholders of Qianxiang Tiancheng acknowledged that certain equity interests of Qianxiang Tiancheng held by and registered in the name of his/her spouse will be disposed of pursuant to the equity option agreements. These spouses understand that such equity interests are held by their respective spouse on behalf of Qianxiang Shiji, and they will not take any action to interfere with the disposition of such equity interests, including, without limitation, claiming that such equity interests constitute communal property of marriage.
●	Equity Option Agreements. Pursuant to equity option agreements between Qianxiang Shiji and each of the shareholders of Qianxiang Tiancheng, Qianxiang Tiancheng’s shareholders granted Qianxiang Shiji or its designated representative(s) an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in Qianxiang Tiancheng in consideration of the loans extended to Qianxiang Tiancheng’s shareholders under the loan agreements mentioned below. In addition, Qianxiang Shiji has the option to acquire the equity interests of Qianxiang Tiancheng at the lowest price then permitted by PRC law in consideration of the cancellation of all or part of the loans extended to the shareholders of Qianxiang Tiancheng under the loan agreements. Qianxiang Shiji or its designated representative(s) have sole discretion as to when to exercise such options, either in part or in full. Qianxiang Shiji or its designated representative(s) is entitled to exercise the options for unlimited times until all of the equity interests of Qianxiang Tiancheng have been acquired, and can be freely transferred, in whole or in part, to any third party. Without Qianxiang Shiji’s consent, Qianxiang Tiancheng’s shareholders shall not transfer, donate, pledge, or otherwise dispose their equity shareholdings in Qianxiang Tiancheng in any way. The equity option agreement will remain in full force and effect until the earlier of: (i) the date on which all of the equity interests in Qianxiang Tiancheng have been acquired by Qianxiang Shiji or its designated representative(s); or (ii) the receipt of the 30-day advance written termination notice issued by Qianxiang Shiji to the shareholders of Qianxiang Tiancheng. The key factors for our decision to exercise the option are whether the current regulatory restrictions on foreign investment in the internet business and advertising business will be relaxed in the future, which is rather unpredictable at the moment. If such restrictions are relaxed, we will, through Qianxiang Shiji, exercise the option and purchase all or part of the equity interests in Qianxiang Tiancheng.
●	Exclusive Technical Service Agreements. Pursuant to an exclusive technical service agreement between Qianxiang Shiji and Qianxiang Tiancheng, Qianxiang Shiji has the exclusive right to provide certain technical services, including maintenance of servers, development, updating and upgrading of web user application software, e-commerce technical services, to Qianxiang Tiancheng. Without Qianxiang Shiji’s prior written consent, Qianxiang Tiancheng shall not engage any third party to provide any of the technical services under this agreement. In addition, Qianxiang Shiji exclusively owns all intellectual property rights resulting from the performance of this agreement. Qianxiang Tiancheng agrees to pay a service fee to Qianxiang Shiji at a specific fee rate proposed by Qianxiang Shiji. Qianxiang Shiji shall have the right to adjust at any time the fee rate based on the quantity, difficulty and urgency of the services it provides to Qianxiang Tiancheng and other factors. The term of this agreement has been extended automatically for ten years starting from December 23, 2020. Qianxiang Shiji can terminate the agreement at any time by providing a 30-day prior written notice. Qianxiang Tiancheng is not permitted to terminate this agreement prior to the expiration of the term, unless Qianxiang Shiji fails to comply with any of its obligations under this agreement and such breach makes Qianxiang Shiji unable to continue to perform this agreement.
●	Intellectual Property Right License Agreements. Pursuant to an intellectual property right license agreement between Qianxiang Shiji and Qianxiang Tiancheng, Qianxiang Shiji grants a non-exclusive and non-transferable license, without sublicense rights, to Qianxiang Tiancheng to use certain of the domain names, registered trademarks and non-patent technology (software) owned by Qianxiang Shiji. Qianxiang Tiancheng may only use the intellectual property rights in its own business operations. The amount, payment method and classification of the license fees under this agreement shall be determined based on the precondition that they facilitate Qianxiang Shiji’s securing of all preferential treatments under the PRC tax policies and shall be agreed by both Qianxiang Shiji and Qianxiang Tiancheng considering, among other things, the following factors: (i) the number of users purchasing Qianxiang Tiancheng’s products or receiving Qianxiang Tiancheng’s services; and (ii) the types and quantity of the intellectual property rights, which are specified under this agreement, actually used by Qianxiang Tiancheng for selling products or providing services to its users. On December 1, 2015, Qianxiang Shiji and Qianxiang Tiancheng entered into a supplementary agreement to extend the terms of this agreement for ten years, pursuant to which the current term expires on December 1, 2025. Qianxiang Shiji may terminate this agreement at any time by providing a 30-day prior written notice. Any party may terminate this agreement immediately with written notice to the other party if the other party materially breaches the relevant agreement and fails to cure its breach within 30 days from the date it receives the written notice specifying its breach from the non-breaching party. The parties will review this agreement every three months and determine if any amendment is needed.
●	Equity Interest Pledge Agreements. Pursuant to equity interest pledge agreements between Qianxiang Shiji and each of the shareholders of Qianxiang Tiancheng, the shareholders of Qianxiang Tiancheng pledge all of their equity interests in Qianxiang Tiancheng to Qianxiang Shiji, to guarantee Qianxiang Tiancheng and its shareholders’ performance of their obligations under, where applicable, (i) the loan agreements, (ii) the exclusive technical service agreement, (iii) the intellectual property right license agreement and (iv) the equity option agreements. If Qianxiang Tiancheng and/or any of its shareholders breach their contractual obligations under the aforesaid agreements, Qianxiang Shiji, as the pledgee, will be entitled to certain rights and entitlements, including the priority in receiving payments by the evaluation or proceeds from the auction or sale of whole or part of the pledged equity interests of Qianxiang Tiancheng in accordance with legal procedures. Without Qianxiang Shiji’s prior written consent, shareholders of Qianxiang Tiancheng shall not transfer or assign the pledged equity interests, or incur or allow any encumbrance that would jeopardize Qianxiang Shiji’s interests. During the term of this agreement, Qianxiang Shiji is entitled to collect all of the dividends or other distributions, if any, derived from the pledged equity interests. The equity interest pledge has become effective and will expire on the earlier of: (i) the date on which Qianxiang Tiancheng and its shareholders have fully performed their obligations under the loan agreements, the exclusive technical service agreement, the intellectual property right license agreement and the equity option agreements; (ii) the enforcement of the pledge by Qianxiang Shiji pursuant to the terms and conditions under this agreement to fully satisfy its rights under such agreements; or (iii) the completion of the transfer of all equity interests of Qianxiang Tiancheng by the shareholders of Qianxiang Tiancheng to another individual or legal entity designated by Qianxiang Shiji pursuant to the equity option agreement and no equity interest of Qianxiang Tiancheng is held by such shareholders. The equity interest pledge agreements have been registered with the relevant authorities.
●	Loan Agreements. Under loan agreements between Qianxiang Shiji and each of the shareholders of Qianxiang Tiancheng, Qianxiang Shiji made interest-free loans in an aggregate amount of RMB10.0 million (US$1.4 million) to the shareholders of Qianxiang Tiancheng exclusively for the purpose of the initial capitalization and the subsequent financial needs of Qianxiang Tiancheng. The loans can only be repaid with the proceeds derived from the sale of all of the equity interests in Qianxiang Tiancheng to Qianxiang Shiji or its designated representatives pursuant to the equity option agreements. The term of the loans has been automatically extended for ten years starting from December 23, 2020.

As a result of the above contractual agreements with Qianxiang Tiancheng and its shareholders, Moatable becomes the primary beneficiary of Qianxiang Tiancheng for accounting purposes and treat them as our consolidated entities under U.S. GAAP. Neither we nor our investors own any equity ownership in, direct foreign investment in, or control as equity owner of Qianxiang Tiancheng as a result of Qianxiang Shiji’s contractual agreements with Qianxiang Tiancheng and its shareholders. As a result, holders of the ADSs are not purchasing equity interest in Qianxiang Tiancheng but instead are purchasing equity interest in Moatable, a Cayman Islands holding company whose consolidated financial results include those of Qianxiang Tiancheng under U.S. GAAP.

Our corporate structure is subject to risks associated with our contractual arrangements with Qianxiang Tiancheng and its shareholders. The contractual arrangements may not be as effective as direct ownership in providing us with control over Qianxiang Tiancheng and we may incur substantial costs to enforce the terms of the arrangements. In addition, our contractual arrangements with Qianxiang Tiancheng and its shareholders have not been tested in a court of law in the PRC and foreign investors may never be allowed to hold equity interests in Qianxiang Tiancheng and its subsidiaries under PRC laws and regulations. Chinese regulatory authorities could in the future disallow these agreements, which would likely affect our operations in China conducted through Qianxiang Tiancheng and its subsidiaries. If the PRC government finds that the agreements that establish the structure for operating our business do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations. Our holding company, our PRC subsidiaries, Qianxiang Tiancheng and its subsidiaries, and investors of our company face uncertainty about potential future actions by the PRC government that could affect the enforceability of the contractual arrangements with Qianxiang Tiancheng and its shareholders and, consequently, significantly affect the financial performance of Qianxiang Tiancheng and our company as a whole.

There are also substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules regarding the status of the rights of our Cayman Islands holding company with respect to its contractual arrangements with Qianxiang Tiancheng and its shareholders. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. If we or any of Qianxiang Tiancheng and its subsidiaries is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures. For a detailed description of the risks associated with our corporate structure and the contractual arrangements that support our corporate structure, see “Item 1A. Risk Factors—Risks Related to Our Corporate Structure.”

Financial Information relating to the VIE

Set forth below are the condensed consolidating schedule showing the financial position, results of operations and cash flows for the Parent, Non-VIE Subsidiaries and the VIE and its subsidiaries, eliminating adjustments and consolidated totals (in thousands of US$) as of and for the years ended December 31, 2022 and 2023. In the tables below, the column headings correspond to the following entities:

●	“Parent” refers to Moatable, Inc., our Cayman Islands holding company;
●	“Non-VIE Subsidiaries” refer to the sum of (i) Qianxiang Shiji Technology Development (Beijing) Co., Ltd., our wholly-owned PRC subsidiary, and other subsidiaries of Moatable,Inc.; and
●	“VIE and its subsidiaries” refer to the sum of (i) Qianxiang Tiancheng Technology Development Co., Ltd., (ii) Qianxiang Wangjing Technology Development Co., Ltd., and (iii) Shandong Jieying Huaqi Automobile Service Co., Ltd.

Selected Condensed Consolidated Statements of Operations Data

	For the year ended December 31, 2022					For the year ended December 31, 2023
		VIE and its	Non-VIE				VIE and its	Non-VIE
	Parent	subsidiaries	Subsidiaries	Inter-company	Group	Parent	subsidiaries	Subsidiaries	Inter-company	Group
	Company	Consolidated	Consolidated	elimination	Consolidation	Company	Consolidated	Consolidated	elimination	Consolidation

	In thousands of US dollars					In thousands of US dollars
Revenue	$—	$107	$63,533	$(17,832)	$45,808	$—	$98	$52,318	$(343)	$52,073
Cost of revenue	$—	$2	$10,398	$10	$10,410	$—	$62	$11,108	$42	$11,212
Gross profit	$—	$105	$53,135	$(17,842)	$35,398	$—	$36	$41,210	$(385)	$40,861
Operating expenses	$6,582	$16,189	$45,925	$(17,135)	$51,561	$6,026	$13,933	$49,419	$(17,776)	$51,602
(Loss) income from operations	$(6,582)	$(16,084)	$7,210	$(707)	$(16,163)	$(6,026)	$(13,897)	$(8,209)	$17,391	$(10,741)
Share of loss from subsidiaries	$614,705	$—	$—	$(614,705)	$—	$(3,758)	$—	$3,758	$—	$—
Net (loss) income	$(76,908)	$(54,709)	$91,679	$(38,144)	$(78,082)	$(8,992)	$(10,339)	$(88,184)	$97,604	$(9,911)
Less: net loss attributable to non-controlling interests	$—	$—	$—	$(1,174)	$(1,174)	$—	$—	$—	$(919)	$(919)
Net (loss) income attributable to Moatable shareholders	$(76,908)	$(54,709)	$91,679	$(36,970)	$(76,908)	$(8,992)	$(10,339)	$(88,184)	$98,523	$(8,992)

Selected Condensed Consolidated Balance Sheets Data

	As of December 31, 2022					As of December 31, 2023
		VIE and its	Non-VIE				VIE and its	Non-VIE
	Parent	subsidiaries	Subsidiaries	Inter-company	Group	Parent	subsidiaries	Subsidiaries	Inter-company	Group
	Company	Consolidated	Consolidated	elimination	Consolidation	Company	Consolidated	Consolidated	elimination	Consolidation

	In thousands of US dollars					In thousands of US dollars
Amount due from non-VIE	$529,466	$46,486	$—	$(575,952)	$—	$509,726	$44,069	$—	$(553,795)	$—
Amount due from VIE	$8,208	$—	$272,954	$(281,162)	$—	$16,695	$—	$201,784	$(218,479)	$—
Amount due from Moatable, Inc.	$—	$31,000	$16,640	$(47,640)	$—	$—	$30,592	$35,721	$(66,313)	$—
Total current assets	$481,402	$3,244	$106,723	$(530,569)	$60,800	$525,172	$4,562	$135,504	$(619,054)	$46,184
Total non-current assets	$19	$4,156	$405,631	$(374,950)	$34,856	$19	$2,439	$352,109	$(331,050)	$23,516
Total assets	$481,421	$7,400	$512,354	$(905,519)	$95,656	$525,191	$7,001	$487,613	$(950,104)	$69,700
Amount due to VIE	$41,024	$—	$46,486	$(87,510)	$—	$16,416	$—	$7,096	$(23,512)	$—
Amount due to non-VIE	$16,640	$272,954	$—	$(289,594)	$—	$45,917	$188,654	$—	$(234,571)	$—
Amount due to Moatable, Inc.	$—	$—	$529,466	$(529,466)	$—	$—	$—	$569,616	$(569,616)	$—
Total current liabilities	$1,825	$10,630	$32,765	$(16,278)	$28,942	$2,152	$11,746	$23,998	$(16,456)	$21,440
Deficit of Investments in subsidiaries and VIEs	$398,994	$—	$—	$(398,994)	$—	$460,279	$—	$—	$(460,279)	$—
Total non-current liabilities	$398,994	$—	$88	$(399,082)	$—	$460,279	$131	$58	$(460,279)	$189
Total liabilities	$400,819	$10,630	$32,853	$(415,360)	$28,942	$462,431	$11,877	$24,056	$(476,735)	$21,629

Selected Condensed Consolidated Cash Flows Data

	For the year ended December 31, 2022					For the year ended December 31, 2023
	Parent	VIE and its					VIE and its	Non-VIE
	Company	subsidiaries	Non-VIE	Inter-company	Group	Parent	subsidiaries	Subsidiaries	Inter-company	Group
	Consolidated	Consolidated	Subsidiaries	elimination	Consolidation	Company	Consolidated	Consolidated	elimination	Consolidation

	In thousands of US dollars					In thousands of US dollars
Net cash provided by (used in) operating activities	$146	$(1,170)	$(2,798)	$—	$(3,822)	$8,012	$1,902	$(13,081)	$—	$(3,167)
Net cash (used in) provided by investing activities	$—	$—	$(49,387)	$15,906	$(33,481)	$—	$(62)	$(14,867)	$37,963	$23,034
Net cash provided by (used in) financing activities	$190	$—	$14,262	$(15,906)	$(1,454)	$(6,903)	$—	$35,962	$(37,963)	$(8,904)
Effect of exchange rate changes	$—	$—	$1,470	$—	$1,470	$—	$—	$46	$—	$46
Net increase (decrease) in cash, cash equivalents and restricted cash	$336	$(1,170)	$(36,453)	$—	$(37,287)	$1,109	$1,840	$8,060	$—	$11,009

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

Cash and Asset Flows through Our Organization

The VIE and its subsidiaries generate revenue from Moatable, Inc. and its subsidiaries by providing research and development as well as general and administrative services. The VIE and its subsidiaries are paid each month for services rendered. In addition, the VIE and its subsidiaries provide general and administrative as well as back-office services to OPI and receive payment for these services. Except for the foregoing, the VIE and its subsidiaries do not receive cash or revenue from any other sources or third parties.

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

Pursuant to the contractual arrangements between Qianxiang Shiji and Qianxiang Tiancheng and its shareholders, Qianxiang Tiancheng’s earnings and cash (including dividends received from its subsidiaries) are used to pay service and license fees in Renminbi to Qianxiang Shiji, in the manner and amount set forth in these agreements. After paying the withholding taxes applicable to Qianxiang Shiji’s revenues and earnings, making appropriations for its statutory reserve requirements and retaining any profits from accumulated profits, the remaining net profits of Qianxiang Shiji would be available for distribution to us by the offshore holding companies through which we own Qianxiang Shiji, although we have not, and do not have, any present plan to make such distributions. As of December 31, 2023, the negative net assets of Qianxiang Shiji and the VIE and its subsidiaries, which were restricted due to statutory reserve requirements and other applicable laws and regulations and thus not available for distribution, amounted to US$8.7 million in the aggregate. We do not believe that these restrictions on the distribution of our net assets will have a significant impact on our ability to meet our financial obligations in the future.

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

The condensed consolidating table below quantified the transfer between Moatable, Inc., its Non-VIE subsidiaries, VIE and its subsidiaries for the years ended December 31, 2022 and 2023, respectively. These transfers were only for the purpose of providing working capital between Moatable, Inc., its Non-VIE subsidiaries, VIE and its subsidiaries. No dividend or distribution was made.

	For the Year ended December 31, 2022			For the Year ended December 31, 2023
		Transfer to			Transfer to
		VIE and its	Non-VIE		VIE and its	Non-VIE
		subsidiaries	Subsidiaries		subsidiaries	Subsidiaries
	Moatable, Inc.	Consolidated	Consolidated	Moatable, Inc.	Consolidated	Consolidated
Transfer from
Moatable, Inc.	$—	$—	$4,000	$—	$—	$—
VIE and its subsidiaries	$—	$—	$—	$—	$—	$9,983
Non-VIE subsidiaries	$188	$11,718	$—	$9,481	$18,499	$—

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features and functions of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of around 280 engineers and developers as of December 31, 2023, accounting for 60% of our employees as of that date. Most of our engineers and developers are based at our subsidiary offices in China.

Our research and development personnel support all areas of our business, mainly focusing on the improvement and enhancement of our SaaS businesses, Lofty and Trucker Path. Our research and development personnel also focus on enhancing the user experience through commonly used user interfaces, including mobile apps, and ensuring our products are fully compatible with the latest mobile operating systems such as iOS, Android, and Windows. In 2024, with the acquisition of Rentancy by Lofty, we expect to increasingly invest in developing Lofty products to serve property managers and landlords. We periodically shift the priorities of our R&D personnel to ensure we continually develop new products and services to extend our customer reach and meet the needs of our user base and customers.

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred US$16.2 million and US$18.4 million of research and development expenses in 2022 and 2023, respectively.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in Note 3—Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form 10-K, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions, including (i) revenue recognition; (ii) impairment of long-term investment - without readily determinable fair values and equity method; (iii) share based compensation; (iv) impairment of goodwill and indefinite-lived intangible assets; and (v) impairment of definite-lived intangible assets and long-lived assets. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions. We believe that the following critical accounting estimates involve the most significant judgments used in the preparation of our financial statements.

Allowance for credit loss

Accounts receivable are stated at the original amount less an allowance for credit loss. Accounts receivable are recognized in the period when we have provided services to its customers and when its right to consideration is unconditional. We evaluate our accounts receivable for expected credit losses on a regular basis. We maintain an estimated allowance for credit losses to reduce its accounts receivable to the amount that we believe will be collected. We consider factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness and other specific circumstances related to the accounts. We adjust the allowance percentage periodically when there are significant differences between estimated bad debts and actual bad debts. If there is strong evidence indicating that the accounts receivable is likely to be unrecoverable, we also make specific allowance in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted.

Adoption of Accounting Standards Update (“ASU”) 2016-13

On January 1, 2023, we adopted ASU 2016-13, “Financial Instruments — Credit Losses (Accounting Standards Codification (“ASC”) Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. The adoption of this ASU did not have a material impact on our consolidated financial statement.

For the years ended December 31, 2022 and 2023, we recorded nil and US$0.15 million allowance for credit loss for accounts receivables.

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

In determining the fair value of share options under the stock incentive plans of Lofty and Trucker Path, a binomial option pricing model was applied. Assumptions used to estimate the fair values of the share options granted or modified include the fair value of underlying ordinary shares, risk-free interest rate, volatility, expected term, and exercise price.

Expected volatility was determined by calculating the historical volatility of the share prices of comparable companies over the previous four years. Risk-free interest rate was estimated based on the yield to maturity of treasury bonds of the United States with a maturity period close to the expected life of the options. During the years ended December 31, 2022 and 2023, we recorded share-based payment expenses of US$4.0 million and US$3.0 million, respectively.

The fair value of restricted shares of the company granted equals the closing market price of the ordinary shares as of the grant date.

Provision of income tax and valuation allowance for deferred tax asset

Current income taxes are provided for in accordance with the laws of the relevant tax authorities.

Deferred income taxes are recognized when temporary differences exist between the tax basis of assets and liabilities and their reported amounts in the financial statements and are recorded as non-current in the consolidated balance sheet. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The amount of valuation allowances was $43.9 million and US$38.0 million as of December 31, 2022 and 2023, respectively.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. We did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2022 and 2023.

Impairment of long-term investments

Equity method investments

We regularly evaluate the impairment of the equity investment based on performance and the financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts, and financing needs. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than-temporary impaired (“OTTI”). We recorded impairment losses on equity method investments of nil and US$2.1 million in the consolidated statements of operations for the years ended December 31, 2022 and 2023.

Equity Investments without Readily Determinable Fair Values

We recorded impairment losses of US$44.5 million and nil on equity securities without readily determinable fair values during the years ended December 31, 2022 and 2023, respectively. The $44.5 million impairment loss for the year ended December 31, 2022, consisted of $40.0 million full impairment in the investment of Infinities as a result of adverse change in the government regulatory, economic and technological environment, the continuing worsened general market condition of both the geographic area and the industry in which the investees operate, and negative financial trends within the Infinities for which the management considered to be other-than-

temporary. An additional $4.5 million impairment was recorded due to reduction in the fair value of the investment in preferred shares of Kaixin as there were indicators of impairment during the year 2022 with the operation and financial situation of Kaixin deteriorating, the company recorded an impairment to reduce the preferred share to $3 million. And based on further assessment as of December 31, 2022 and subsequent events including default of the Kaixin Subsidiary, we have fully impaired the preferred share as of December 31, 2022.

Impairment of long-lived assets

For the years ended December 31, 2022 and 2023, we recorded $1.0 million and nil impairment losses for long-lived assets or definite-lived intangible assets. We evaluate the recoverability of long-lived assets or asset group, including identifiable intangible assets, with determinable useful lives whenever events or changes in circumstances indicate that long-lived asset or asset group’s carrying amount may not be recoverable. We measure the carrying amount of long-lived asset or asset group against the estimated undiscounted future cash flows associated with it. The long-lived asset or asset group is not recoverable when the sum of the expected undiscounted future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is estimated based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Impairment of goodwill and indefinite-lived intangible assets

For the years ended December 31, 2022 and 2023, we recorded impairment loss of nil and $0.4 million for goodwill, respectively. We test goodwill and intangible assets that are not subject to amortization for impairment annually on December 31. Goodwill impairment involves the following steps: 1) qualitative assessment – evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors we consider include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, financial performance, or events specific to that reporting unit. If, or when, our company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, our company would move to the quantitative method; 2) quantitative method –our company performs the quantitative fair value test by comparing the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Certain of our domain names have been assigned an indefinite life as we anticipate that they will contribute cash flows to us indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and review for impairment annually on December 31, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are: forecasted revenue growth rates; estimated future cash flows; and the market-participant discount rates. Nil and $1.5 million impairment for intangible assets with indefinite life was recorded for the years ended December 31, 2022 and 2023, respectively

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended December 31, 2023 and 2022 are incorporated herein beginning on page F-1. at the end of this Annual Report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in by the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and interim chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective, due to the two material weaknesses in our internal control over financial reporting as described below.

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

As required by Section 404 of the Sarbanes-Oxley Act and related rules as promulgated by the SEC, our management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2022, using criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the year ended December 31, 2022, our management identified two material weaknesses in our internal control over financial reporting, which remain unremediated as of December 31, 2023, as follows:

●	Lack of an integrated and systematic risk assessment and reporting process to identify and assess the financial reporting risks and to ensure significant transactions including investments and non-routine transactions including share-based transactions are accurately recorded and properly disclosed; and
●	Lack of evaluations to ascertain whether the components of internal control are present and functioning.

As a result of these material weaknesses and based on the evaluation described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Notwithstanding these material weaknesses, however, our management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Plans and Actions

To remediate the material weaknesses described above in “Management’s Annual Report on Internal Control over Financial Reporting,” we are implementing the plan and measures described below and we will continue to evaluate and, may in the future, implement additional measures. We will carry out the following remediation measures:

●	We have recruited personnel with the requisite knowledge in accounting and disclosure requirements for complex transactions under U.S. GAAP and statutory compliance. Where needed, we have engaged external third parties with the expertise for complex or evolving areas such as public company filings, taxation, and valuation services.
●	We have designed a control environment which allows management to monitor effectiveness of internal controls over financial reporting and are addressing gaps identified within the environment.
●	We have implemented a consolidated general ledger within a single enterprise resource planning application for all legal entities, which includes consolidation and statutory reporting capabilities.
●	We have replaced audit committee members with sufficient accounting and reporting experience and knowledge, and will design and implement risk assessment policies and procedures to identify and assess internal and external risks relating to financial reporting on a regular basis. Our board of directors and its audit committee will oversee implementation of such policies and procedures.
●	We will design and implement evaluation policies and procedures to ascertain internal control components are present and functioning.
●	We will design and implement internal process to timely obtain and review investees’ financial information in order to ensure proper accounting for investments.
●	We will improve internal approval process involving proper level of management review for each of new grants. We will enhance communication between HR department and accounting department to ensure information sharing about new grants

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our chief executive officer and our interim chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and procedures and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2023, none of our company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On November 22, 2023, our company adopted a Rule 10b5-1 trading arrangement to repurchase the ADSs represented by our Class A ordinary shares, up to an aggregate purchase price of $15 million. This Rule 10b5-1 trading arrangement will end on December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information regarding our directors as of the date of this Annual Report. There are no family relationships among any of our directors or executive officers.

Directors	Age	Position/Title
Joseph Chen	54	Chairman, Chief Executive Officer, Director
James Jian Liu	51	Director, Chief Operating Officer
James Dumler	63	Independent Director
James Reed	51	Independent Director
Rebecca Polak	53	Independent Director

Joseph Chen is the founder of our company. Mr. Chen has served as the chairman of our board of directors and the chief executive officer of our company since our inception. Mr. Chen is a pioneer of China’s internet industry. Before founding our company, Mr. Chen was the co-founder, chairman and chief executive officer of ChinaRen.com, a first-generation SNS in China and one of China’s most visited websites in 1999. He served as senior vice president for Sohu.com after ChinaRen.com was acquired by Sohu.com in 2000. Mr. Chen holds a bachelor’s degree in physics from the University of Delaware, a master’s degree in engineering from the Massachusetts Institute of Technology, and an MBA degree from Stanford University. Our board believes that Mr. Chen’s expertise, perspective and experience as the founder and chief executive officer of our company since our inception position him to make valuable contributions to our board of directors.

James Jian Liu has served as our director since January 2008 and the chief operating officer since February 2006. Mr. Liu is currently acting as a director of Opera Limited (Nasdaq: OPRA), and he also served as a director of Kaixin Auto Holdings (Nasdaq: KXIN) until July 2022. Before joining our company, he was the co-founder and chief executive officer of UUMe.com, one of the earliest social networking service websites in China. He served as product management director at Fortinet in its early years and held a senior product manager role at Siebel Systems. Mr. Liu started his career as a management consultant with the Boston Consulting Group in China. Mr. Liu holds a bachelor’s degree in computer science from Shanghai Jiao Tong University and an MBA degree from Stanford University, where he was an Arjay Miller Scholar. We believe Mr. Liu’s extensive management and leadership experience, and his role as the chief operating officer of our company, which allows our board of directors to interface directly with senior management, qualifies him to serve as a member of our board of directors. Mr. James Jian Liu is currently on sabbatical leave from June 30, 2023 to June 29, 2024. While on sabbatical, he remains an employee of record and retains his role as a director in our company. Further details regarding Mr. Liu’s sabbatical leave can be found in our company’s Current Report on Form 8-K filed with the SEC on June 30, 2023.

James Dumler has served as our director since October 2022. Mr. Dumler has more than twenty years of experience in top management and as a board director as well as advisor roles with various enterprises and industries, including Koch Industries, CenterPoint Energy, Republic Financial (private equity), Purina Mills, and FJ Management. Mr. Dumler holds a bachelor’s degree in chemistry from the Colorado College and in chemical engineering from Washington University, as well as an MBA from Duke University. We believe Mr. Dumler’s extensive executive experience, financial management savvy, and industry expertise qualifies him to serve as a member of our board of directors.

James Reed has served as our director since October 2022. Mr. Reed brings with him more than two decades of multi-faceted experience in trucking, logistics, finance, and business development. He served as chief executive officer and director of USA Truck Inc (Nasdaq: USAK) from January 2017 through September 2022 and as Executive Vice President and Chief Financial Officer of USA Truck Inc from November 2016 through January 2017. From June 2012 through October 2016, Mr. Reed served as Chief Financial Officer at Interstate Distributor Co., a provider of line and heavy-haul, refrigerated and intermodal transportation services throughout the continental United States and Canada, and President of two of its subsidiaries. From June 2011 through June 2012, Mr. Reed served as Senior Director of Finance at the Isilon Storage Division of EMC, a computer hardware and software company selling clustered file system hardware and software for digital content and other unstructured data to a variety of industries. He began his career with Intel Corp. in 1997. Mr. Reed holds a Bachelor of Arts in History and a Master of Business Administration from Brigham Young University. We believe Mr. Reed’s extensive management and leadership experience, his thorough knowledge of the transportation and trucking industry, and his past role as President and CEO of USA Truck Inc qualifies him to serve as a member of our board of directors.

Rebecca Polak has served as our director since October 2023. Ms. Polak is a seasoned executive and board advisor who brings a demonstrable record of driving business strategy and execution and technology transformation, with expertise across areas including M&A and IPOs, compliance and regulation, cybersecurity and privacy and P&L enhancement for both established companies and those in the startup space. Ms. Polak currently serves as an independent director of RumbleOn, Inc. (Nasdaq: RMBL) and chair of its compensation committee. Ms. Polak served as Chief Commercial Officer and General Counsel of CarLotz, Inc. (now known as Shift Technologies, Inc.) from October 2020 to June 2022. Her previous roles include various leadership positions at KAR Auction Services, Inc. (now OPENLANE) such as Chief Legal Officer, President of TradeRev, Secretary of KAR, and Executive Vice President and General Counsel between April 2007 and October 2019. Her career also includes serving as Assistant General Counsel, Assistant Secretary, and Vice President at ADESA, Inc. from 2005 to 2007, and corporate and securities law practice with Krieg DeVault and Haynes and Boone. Ms. Polak holds a JD, cum laude, from Southern Methodist University Dedman School of Law and a BA in English from Indiana University Bloomington. We believe Ms. Polak’s extensive expertise and proven track record, particularly, in business execution, compliance and regulation, and cybersecurity management, qualifies her to serve as a member of our board of directors.

Executive Officers

The following table sets forth information regarding our executive officers as of the date of this Annual Report:

Executive Officers	Age	Position/Title
Joseph Chen	54	Chairman, Chief Executive Officer, Director
James Jian Liu	51	Director, Chief Operating Officer (currently on sabbatical leave)
Michael Schifsky	63	Interim Chief Financial Officer
Henry He Li	40	Vice President of Technology

The biographical information of Joseph Chen and James Jian Liu are set forth above under “—Directors.”

Michael Schifsky has served as our interim chief financial officer since October 2023. Mr. Schifsky currently serves as an executive consultant with Vaco, LLC (“Vaco”), a company that provides senior level financial professionals on an interim basis. Mr. Schifsky has over three decades of financial and operational management experience. His background includes executive roles in organizations ranging from large established public companies to small and mid-sized rapid growth enterprises where he gained critical experience in leadership, organizational development, capital formation, mergers and acquisitions, SEC reporting, and corporate governance. Since 2018, Mr. Schifsky has served as an independent financial advisor to various mid-sized companies including Array Technologies, Inc., a Nasdaq traded global supplier of solar tracking systems, Devi Holdings, a private equity backed retailer of consumer - based health products, and WageWorks, Inc, a NYSE traded provider of consumer directed benefit programs. Mr. Schifsky began his career in Philadelphia office of Ernst and Young, an international public accounting firm where he earned his CPA. He holds a B.S. in accountancy from Villanova University.

Henry He Li currently serves as our Vice President of Technology. Mr. Li has been with our company since 2011, and has more than 17 years of experience in the tech industry. Mr. Li is responsible for overseeing our company’s technology strategy and product development, ensuring that our company is at the forefront of innovation and keeping pace with the latest trends and advancements in the industry. Before joining our company, Mr. Li managed the online advertisement engineering group at Netease, a major internet service provider for content and entertainment. Mr. Li holds a master’s degree in Software and Theory and a bachelor’s degree in computer science from Peking University.

Board Committees

Our board of directors has three committees: an audit committee, a compensation committee and a corporate governance and nominating committee. The following table provides membership and meeting information for each of the board committees for 2023:

Name	Audit	Compensation	Corporate Governance and Nominating
Mr. James Reed	X*	X
Mr. James Dumler	X		X*
Ms. Rebecca Polak	X	X*	X
Total meetings in 2023	4	4	4

*Committee chairperson

Below is a description of each committee of our board of directors.

Our board of directors has determined that each member of each committee meets the applicable NYSE rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to our company. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

The audit committee is composed of three directors: Mr. Reed, Mr. Dumler and Ms. Polak. Our board of directors reviews the NYSE listing standards definition of independence for audit committee members on an annual basis and has determined that all members of our company’s audit committee are independent (as independence is currently defined in Section 303A.07(a) of the NYSE Listed Company Manual). Our board has adopted a written audit committee charter that is available to shareholders on the “Corporate Governance—Board Committees” page of our company’s website at www.moatable.com.

The audit committee of our board of directors was established by the board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee our company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the audit committee performs several functions. The functions of the audit committee include, among other things:

●	assisting our board with oversight of our company’s accounting and financial reporting processes, financial statement audits and the quality and integrity of our company’s financial statements;
●	assisting our board with oversight of the effectiveness of our company’s control environment, including internal controls over financial reporting;
●	managing the selection, engagement terms, fees, qualifications, independence and performance of the registered public accounting firms engaged as our company’s independent outside auditors for the purpose of preparing or issuing an audit report or performing other audit, review or attest services;
●	overseeing the design, implementation, organization and performance of our company’s internal audit function (if any);
●	reviewing and discussing with management the adequacy and effectiveness of our company’s information security policies and practices and the internal controls regarding information security, including those concerning data privacy, cybersecurity and backup of information systems, and the steps taken by management to monitor and control such risks;
●	helping our board oversee our company’s legal and regulatory compliance, including compliance with ethical standards adopted by our company; and
●	helping our board oversee the effectiveness of our company’s risk management processes, particularly with respect to financial risk exposure.

Our board of directors has also determined that Mr. Reed qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. Our board made a qualitative assessment of Mr. Reed’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for private companies and leading the finance department in public reporting companies.

Compensation Committee

The compensation committee is composed of two directors: Ms. Polak and Mr. Reed. Both members of our company’s compensation committee are independent (as independence is currently defined in NYSE Listed Company Manual Section 303A.02 as applied to compensation committee members). As our company transitioned from a foreign private issuer to a U.S. domestic issuer starting from January 2023, the compensation committee has adopted a quarterly meeting cadence, and our board of directors has adopted a written compensation committee charter that is available to shareholders on the “Corporate Governance—Documents & Charters” page of our company’s website at www.moatable.com.

The compensation committee of our board of directors acts on behalf of the board to review and recommend to the board for approval of and oversee our company’s compensation strategy, policies, plans and programs, including:

●	helping the board oversee our company’s compensation policies, plans and programs and overall compensation philosophy;
●	reviewing and determining the compensation to be paid or awarded to our company’s executive officers and non-employee directors;
●	when required, reviewing and discussing with management our company’s compensation disclosures in the “Compensation Discussion and Analysis” (“CD&A”) to be included in our company’s annual proxy statement or annual report on Form 10-K, in accordance with the rules of the SEC;
●	when required, preparing and reviewing the committee report on executive compensation to be included in our company’s annual proxy statement or annual report on Form 10-K filed with the SEC;
●	when needed, retaining compensation consultant(s) to assess market appropriate compensation/incentive levels and forms;
●	administering our company’s incentive compensation plans, as appropriate, equity-based plans and such other benefit plans as designated from time to time by the board; and
●	assisting the board in its oversight of our company’s policies and strategies relating to human capital management.

Compensation Committee Processes and Procedures

Typically, the compensation committee meets quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the compensation committee, in consultation with the chief executive officer and the chief financial officer. The compensation committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in compensation committee meetings. The chief executive officer may not participate in, or be present during, any deliberations or determinations of the compensation committee regarding his compensation. The charter of the compensation committee grants the compensation committee full access to all books, records, facilities and personnel of our company. In addition, under the charter, the compensation committee has the authority to obtain, at the expense of our company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the compensation committee considers necessary or appropriate in the performance of its duties. The compensation committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the compensation committee. In particular, the compensation committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the compensation committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and NYSE, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

Generally, the compensation committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the chief executive officer, the compensation committee solicits and considers evaluations and recommendations submitted to the committee by the chief executive officer. In the case of the chief executive officer, the evaluation of his performance is conducted by the compensation committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives, as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, executive and director stock ownership information, company stock performance data, and analyses of historical executive compensation levels and current company-wide compensation levels.

Corporate Governance and Nominating Committee

The corporate governance and nominating committee is composed of two directors: Mr. Dumler and Ms. Polak. Both members of the corporate governance and nominating committee are independent (as independence is currently defined in NYSE Listed Company Manual Section 303A.02). As our company transitioned from a foreign private issuer to a U.S. domestic issuer starting from January 2023, the corporate governance and nominating committee has adopted a quarterly meeting cadence. Our board has adopted a written corporate governance and nominating committee charter that is available to shareholders on the “Corporate Governance—Documents & Charters” page of our company’s website at www.moatable.com.

The corporate governance and nominating committee of our board of directors is responsible for the following matters:

●	identifying and recommending qualified director candidates for election to the board;
●	overseeing the board’s annual self-evaluation process;
●	recommending board committees and committee member and chair assignments;
●	recommending annual board meeting schedule agenda topics and overseeing and recommending changes to our company’s corporate governance framework;
●	overseeing the orientation and continuing education of directors;
●	assessing annually the chief executive officer and other key executive officer succession plans;
●	overseeing our company’s Code of Business Conduct and Ethics as it may apply to transactions and activities involving directors, nominees for director and our company executive officers;
●	reviewing positions on significant public and regulatory issues that affect shareholders and other stakeholders; and
●	reviewing significant charitable, Environmental Health & Safety (EHS), political contribution and human resources policies and activities.

The corporate governance and nominating committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The corporate governance and nominating committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of our company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our company’s shareholders. However, the corporate governance and nominating committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the board of directors, the operating requirements of our company and the long-term interests of shareholders. In conducting this assessment, the corporate governance and nominating committee typically, first and foremost, seeks the most available candidates and also considers diversity (including gender, racial and ethnic diversity), age, skills and such other factors as it deems appropriate, given the current needs of our board and our company, to maintain a balance of knowledge, experience and capability.

The corporate governance and nominating committee appreciates the value of thoughtful board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of our board. In the case of incumbent directors whose terms of office are set to expire, the committee reviews these directors’ overall service to our company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the corporate governance and nominating committee also determines whether the nominee is independent for NYSE purposes, which determination is based upon applicable NYSE listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The corporate governance and nominating committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The corporate governance and nominating committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of our board. The corporate governance and nominating committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the board by majority vote.

The corporate governance and nominating committee will consider director candidates recommended by shareholders. The corporate governance and nominating committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a shareholder.

Role of the Board in Risk Oversight

One of the board of directors’ key functions is informed oversight of our company’s risk management process. The board does not have a standing risk management committee, but rather administers this oversight function directly through the board as a whole, as well as through various board standing committees that address risks inherent in their respective areas of oversight. In particular, our board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for our company. Our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Audit committee responsibilities also include oversight of cybersecurity risk management, and, to that end, the committee typically meets twice annually with both IT and business personnel responsible for cybersecurity risk management and receives periodic reports from the head of cybersecurity risk management, as well as incidental reports as matters arise. Our corporate governance and nominating committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking. Typically, the entire board meets with the officers in charge of our company’s risk management at least annually, and the applicable board committees meet at least annually with the employees responsible for risk management in the committees’ respective areas of oversight. Both our board as a whole and the various standing committees receive periodic reports from the head of risk management, as well as incidental reports as matters may arise. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the board as quickly as possible.

Code of Ethics

We have adopted the Code of Business Conduct and Ethics that applies to all officers, directors, and employees. The Code of Business Conduct and Ethics is available on our website at www.moatable.com. If we ever were to amend or waive any provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.

Corporate Governance Guidelines

In January 2023, our board documented the governance practices followed by our company by adopting Corporate Governance Guidelines to assure that our board will have the necessary authority and practices in place to review and evaluate our company’s business operations as needed and to make decisions that are independent of our company’s management. The guidelines are also intended to align the interests of directors and management with those of our company’s shareholders. The Corporate Governance Guidelines set forth the practices our board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, chief executive officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of our board, may be viewed on the “Corporate Governance—Documents & Charters” page of our company’s website at ir.moatable.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to or earned by, our chief executive officer and two other most highly compensated executive officers, or the named executive officers, for the years ended December 31, 2021, 2022 and 2023.

				Option	Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards (2)	Compensation	Total
Joseph Chen,	2023	$228,790	—	—	—	$29,228 (3)	$258,018
Chief Executive Officer	2022	$227,240	—	—	—	—	$227,240
	2021	$201,141	—	—	—	—	$201,141
Henry He Li,	2023	$374,702	$64,200	—	—	$121,055(4)	$559,957
Vice President of Technology	2022	$372,862	$46,500	$944,532	—	—	$1,363,894
	2021	$349,785	—	—	—	$13,157	$362,942
James Jian Liu,	2023	$266,624	—	—	$99,999	$10,741(5)	$377,364
Chief Operating Officer	2022	$491,027	$50,000	—	—	$120,016	$661,043
	2021	$404,805	—	—	—	$89,940	$494,745

(1)Amounts represent the aggregate grant date fair value of option awards granted to our named executive officers during 2021, 2022 and 2023, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 15 to our financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2022 and 2023. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(2) Amounts represent  the aggregate grant date fair value of stock awards granted to our named executive officers during 2021, 2022 and 2023, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 15 to our financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2022 and 2023. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(3)Amount represents  $28,988 in company 401(k) matching contributions and life insurance premium payments for Mr. Chen.

(4) Amount represents  $32,538 of company 401(k) matching contributions, $88,277 of tax gross-up payments and $240 of life insurance premium for Mr. Li.

(5)Amounts represent $10,741 of company 401(k) matching contribution for Mr. Liu

Base Salary Compensation

Our named executive officers receive an annual base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2023 annual base salaries for our named executive officers were as follows: (1) $228,790 for Mr. Chen, (2) $374,702 for Mr. Li, and (3) $266,624 for Mr. Liu.

Bonus Compensation

The named executive officers, except for Mr. Chen, are eligible for discretionary cash bonuses with no target amount. As Mr. Liu is currently taking a sabbatical leave from June 30, 2023 to June 29, 2024, he was not eligible for 2023 annual bonus according to the sabbatical letter agreement our company entered into with Mr. Liu on June 30, 2023. Mr. Li received cash bonus of $64,200 in 2023.

Equity-Based Incentive Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. We award share options and restricted share units, or the RSUs, broadly to our executives and other employees. Grants to our executives and other employees are made at the discretion of our board of directors.

Upon the occurrence of an event involving a change of control in our company, any award previously granted pursuant to the equity award programs shall vest immediately unless our board determines otherwise. In addition, upon or in anticipation of a change of control in our company or a major corporate transaction which involves a liquidation, disposition of all or substantially all of the assets, or a consolidation where our company is not the surviving entity (the “Corporate Transaction”), the committee designated by our board to administer such equity award program (the “Committee”) may, in its sole discretion, provide for (i) any and all awards outstanding to terminate at a specific time in the future and shall give each participant the right to exercise the vested portion of such awards during a period of time as the Committee shall determine, or (ii) the purchase of any award for an amount of cash equal to the amount that could have been attained upon the exercise of such award, or (iii) the replacement of such award with other rights or property selected by the Committee in its sole discretion or the assumption of or substitution of such award by the successor or surviving corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, or (iv) payment of such award in cash based on the value of shares on the date of the Corporate Transaction plus reasonable interest on the award through the date as determined by the Committee when such award would otherwise be vested or have been paid in accordance with its original terms.

Outstanding Equity Awards at Fiscal Year ended December 31, 2023

The following table shows certain information regarding outstanding equity awards outstanding as of December 31, 2023 for the named executive officers.

		Option Awards							Stock Awards

												Market
			Number of		Number of							value of
			securities		securities					Number of		shares of
			underlying		underlying					shares or units		units of
			unexercised		unexercised		Option	Option		of stock that		stock that
	Granting		options (#)		options (#)		exercise	expiration		have not		have not
Name	Entity(1)	Grant Date	exercisable		unexercisable		price(2)	date	Grant Date	vested (#)		vested(3)
	Moatable								07/13/2020	4,950,000	(6)	$106,700
Joseph Chen	Moatable	05/19/2014	51,893,691	(4)	—		$0.0113	05/18/2024
	Moatable	01/15/2016	39,752,430	(5)	—		$0.0113	01/14/2026
	Moatable								07/31/2018	1,081,319	(6)	$23,308
	Lofty	01/01/2022	3,750	(7)	3,750	(7)	$68.22	12/31/2031
Henry He Li	Trucker Path	01/01/2022	5,000	(8)	5,000	(8)	$33.48	12/31/2031
	Lofty	07/13/2020	13,906	(9)	1,094	(9)	$3.77	07/12/2030
	Trucker Path	07/13/2020	9,271	(10)	729	(10)	$1.98	07/12/2030
	Moatable								07/31/2018	299,043	(6)	$6,446
	Moatable								07/13/2020	1,237,500	(6)	$26,675
James Jian Liu	Moatable								07/17/2023	2,734,358	(11)	$58,941
	Lofty	07/13/2020	6,680	(9)	820	(9)	$3.78	07/12/2030
	Trucker Path	07/13/2020	8,906	(10)	1,094	(10)	$1.98	07/12/2030
(1)

Moatable adopted the 2011 Share Incentive Plan (the “2011 Plan”), the 2016 Share Incentive Plan (the “2016 Plan”), the 2018 Share Incentive Plan (the “2018 Plan”) and the 2021 Share Incentive Plan (the “2021 Plan”) (collectively the “Equity Incentive

Plans”), for the purpose of granting nonstatutory stock options and incentive stock options and other types of equity awards to directors, officers and employees in order to provide incentives for future service and retention. The term of the awards may not exceed ten years from the date of the grant. In 2020, Lofty, Inc. (“Lofty”) and Trucker Path, Inc. (“Trucker Path”) adopted equity incentive plans, whereby 150,000 shares of common stock of Lofty (the “2020 Lofty Plan”) and 150,000 shares of common stock of Trucker Path (the “2020 Trucker Path Plan”) are made available for future grant for employees or consultants of Lofty and Trucker Path, respectively, either in the form of incentive share options or restricted shares. In 2021, Lofty and Trucker Path adopted their 2021 equity incentive plans, whereby 25,000 shares of common stock of Lofty (the “2021 Lofty Plan”) and 25,000 shares of common stock of Trucker Path (the “2021 Trucker Path Plan”) are made available for future grant for employees or consultants of Lofty and Trucker Path, respectively, either in the form of incentive share options or restricted shares. The term of the awards may not exceed ten years from the date of the grant. The awards under the above plans are subject to vesting schedules ranging from immediately upon grant to four years after grant date.

(2)

All of the option awards were granted with a per share exercise price equal to the fair market value, as measured by the equivalent stock price for one Class A ordinary share in the case of options granted by Moatable or by the fair value in the valuation reports provided by external professional appraisers in the case of options granted by Lofty and Trucker Path, as of the date of grant, and in each case as determined in good faith by our board of directors or compensation committee.

(3)

The market value is based on the closing price of $0.97 per ADS as of December 29, 2023. Each ADS is equivalent to 45 of Moatable’s Class A ordinary shares. All Moatable share numbers disclosed in the table are in ordinary shares.

(4)	Options were granted under the 2011 Plan and are fully vested and exercisable as of December 31, 2023.
(5)	Options were granted under the 2016 Plan and are fully vested and exercisable as of December 31, 2023.
(6)

Represents RSUs granted under the 2018 Plan, which will vest in equal monthly installments over the next six months measured from December 31, 2023. Each RSU represents a contingent right to receive one Class A ordinary share.

(7)

Represents options granted under the 2021 Lofty Plan.  Options reported in the “Number of securities underlying unexercised options (#) unexercisable” column will vest in equal monthly installments over the next 24 months measured from December 31, 2023.

(8)

Represents options granted under the 2021 Trucker Path Plan. Options reported in the “Number of securities underlying unexercised options (#) unexercisable” column will vest in equal monthly installments over the next 24 months measured from December 31, 2023.

(9)

Represents options granted under the 2020 Lofty Plan. Options reported in the “Number of securities underlying unexercised options (#) unexercisable” column will vest in equal monthly installments over the next seven months measured from December 31, 2023.

(10)

Represents options granted under the 2020 Trucker Path Plan. Options reported in the “Number of securities underlying unexercised options (#) unexercisable” column will vest in equal monthly installments over the next seven months measured from December 31, 2023.

(11)

Represents RSUs granted under the 2021 Plan, which will vest in equal monthly installments over 42 months measured from December 31, 2023. Each RSU represents a contingent right to receive one Class A ordinary share.

Employment Arrangements with Our Named Executive Officers and Potential Payments Upon Termination or Change in Control

We have entered into an employment agreement with each of our named executive officers that provide for the basic terms of their employment, including base salary, annual incentive opportunity and equity grants, as well as certain severance and change of control benefits.

Joseph Chen

Employment Agreement. We entered into an amended employment agreement with Mr. Chen as the chairman and chief executive officer of our company in December 2022. The employment agreement has an initial term of twelve months, which ended on December 31, 2023, and unless earlier terminated, shall be automatically extended for successive twelve-month periods. Under the terms of his employment agreement, Mr. Chen is eligible to receive a base salary of $228,790, plus equity incentives and benefits, at a level comparable to similarly situated executives of our company. In connection with his employment agreement, Mr. Chen entered into a covenant not to disclose our confidential information during his employment term and an assignment of intellectual property rights. Subject to certain conditions, Mr. Chen is also subject to non-competition and non-solicitation provisions during his employment term and for a period of 12 months thereafter.

Potential Payments Upon Termination or Change in Control. Upon termination of his employment by our company without “cause” or by a resignation by Mr. Chen for “good reason” (each, as defined in his employment agreement), subject to certain conditions including execution of a release by Mr. Chen, Mr. Chen is entitled to receive an amount equal to 12 months’ of Mr. Chen’s base salary as in effect as of the date of termination or resignation.

Henry He Li

On April 3, 2019, we entered into an employment agreement with Mr. Henry He Li, our vice president of technology. The employment agreement became effective April 3, 2019, has no specific term and provides that Mr. Li is an at-will employee. In 2023, Mr. Li’s base salary was $374,702 and he earned a discretionary bonus of $64,200.

James Jian Liu

On January 1, 2015, we entered into an employment agreement with Mr. James Jian Liu, our chief operating officer. The employment agreement became effective January 1, 2015, has no specific term and provides that Mr. Liu is an at-will employee. Mr. Liu is currently on sabbatical leave from June 30, 2023 to June 29, 2024. In 2023, Mr. Liu’s base salary was $266,624 and he did not earn an annual bonus.

Non-Employee Director Compensation

The following table shows for the fiscal year ended December 31, 2023 certain information with respect to the compensation of all non-employee directors of our company. Mr. Chen, who served as our chairman and chief executive officer during 2023, and Mr. Liu, who served as our chief operating officer during 2023 (currently on a sabbatical leave from June 30, 2023 to June 29, 2024), and who continue to serve in such capacities, do not receive additional compensation for their service as directors, and therefore are not included in the table below. All compensation paid to Mr. Chen and Mr. Liu is reported above in the “Summary Compensation Table.” Mr. Lin Cong resigned from the Company’s board of directors, effective on October 23, 2023. Ms. Rebecca Polak joined our board of directors, effective on October 26, 2023.

	Fees Earned or
Name	Paid in Cash	Stock Awards (1)	Total
James Reed	$32,000	$100,000	$132,000
James Dumler	$30,000	$100,000	$130,000
Rebecca Polak	$1,842	$54,546	$56,387
Lin Cong	$—	$25,000	$25,000

(1)The amounts reported reflect the aggregate grant date fair value of each equity award granted to our non-employee directors during the fiscal year ended December 31, 2023, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 15 to our financial statements for the fiscal year ended December 31, 2023 included in this Annual Report on Form 10-K. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon the vesting of the RSUs, or the sale of the Class A ordinary shares underlying such RSUs. On January 13, 2023, (i) Mr. Reed was awarded 2,153,115 RSUs; (ii) Mr. Dumler was awarded 2,153,115 RSUs; and (iii) Mr. Cong was awarded 538,290 RSUs. On October 26, 2023, Ms. Polak was awarded 2,153,115 RSUs.

In November 2022, our board of directors resolved that director compensation shall be comprised of a mix of (i) cash and (ii) deferred equity or equity-linked compensation to attempt to align the interests of the directors with those of the shareholders, without adopting a formal non-employee director compensation policy.

Cash Compensation

Each of our non-employee directors is eligible for cash compensation. The annual cash compensation is $32,000 for Mr. Reed, $30,000 for Mr. Dumler, $34,000 for Ms. Polak, and $25,000 for Mr. Cong. The amount of cash actually paid to a director is prorated to reflect the duration of his or her service time in the year. Mr. Cong resigned from the board in October 2023, replaced by Ms. Polak.

Equity Compensation

All of our directors are required to hold shares of our company. Starting in January 2023, each non-employee director who first joins our board is granted RSUs to establish shareholding in our company’s stock. On January 13, 2023, Mr. Reed and Mr. Dumler were each granted 2,153,115 RSUs that are equivalent to $100,000 based on the closing price of our company’s ADS on January 13, 2023, which such RSUs will vest in equal monthly installments over four years from January 13, 2023. On the same day, Mr. Lin Cong was granted 538,290 RSUs that are equivalent to $25,000 based on the closing price of our company’s ADS on January 13, 2023, to be vested in equal monthly installments over one year from January 13, 2023. By the time of his resignation, 448,575 RSUs granted to Mr. Cong were vested and the remaining RSUs were relinquished. On October 26, 2023, Ms. Polak was granted a RSU award of 2,153,115 RSUs that are equivalent to $54,546 based on the closing price of our company’s ADS on October 26, 2023, which such RSUs will vest in equal monthly installments over four years from October 26, 2023.

Indemnification

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as providing indemnification against civil fraud or the consequences of committing a crime. Our memorandum and articles of association provide that each director and officer shall be indemnified and secured harmless out of the assets and funds of our company against all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained by him or her in connection with the execution or discharge of his or her duties, powers, authorities or discretions as a director or officer of our company, including without prejudice to the generality of the foregoing, any costs, expenses, losses or liabilities incurred by him or her in defending (whether successfully or otherwise) any civil proceedings concerning our company or its affairs in any court whether in the Cayman Islands or elsewhere.

In addition, we have entered into indemnification agreements to indemnify our directors and executive officers that will provide such persons with additional indemnification beyond that provided in our articles. These agreements, among other things, indemnify our directors and executive officers against certain liabilities and expenses incurred by such persons in connection with claims made by reason of their being such a director or executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table sets forth certain information regarding the ownership of our company’s ordinary shares as of March 15, 2024 by: (i) each director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by our company to be beneficial owners of more than five percent of our ordinary shares.

Our ordinary shares are divided into Class A ordinary shares and Class B ordinary shares. Holders of Class A ordinary shares are entitled to one vote per share, while holders of Class B ordinary shares are entitled to ten votes per share. Subject to certain exceptions, our Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of our shareholders. Our Class B ordinary shares are convertible at any time by the holder into Class A ordinary shares on a one-for-one basis.

Beneficial ownership, for purposes of this table, includes options and warrants to purchase ordinary shares that are either currently exercisable or will be exercisable within 60 days after March 15, 2024. Applicable percentages are based on 639,122,365 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding as of March 15, 2024, adjusted as required by rules promulgated by the SEC.

Unless otherwise noted below, the address of each shareholder, director and executive officer is c/o 45 West Buchanan Street, Phoenix, Arizona, 85003.

	Beneficial Ownership(1)
	Number of	Percent of
Beneficial Owner	Shares	Shares	Percent of Votes
5% or More Beneficial Owner:
Entities Affiliated with Oasis Management Company Ltd(2)	98,914,185	12.2	4.2
Named Executive Officers and Directors:
Joseph Chen(3)	429,246,631	53.0	83.8
James Jian Liu(4)	69,251,224	8.6	3.0
James Reed	*	*	*
James Dumler	*	*	*
Rebecca Polak	*	*	*
Henry He Li	*	*	*
Michael Schifsky	—	—	—
All executive officers and directors as a group (7 persons)	507,472,930	62.7	87.1

*Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)

Based solely on a Schedule 13G/A filed on February 14, 2024, of information as of December 31, 2023, and represents 98,914,185 Class A ordinary shares beneficially owned by Oasis Management Company Ltd., a Cayman Islands exempted company (“Oasis Management”), with respect to the Class A ordinary shares held by certain investment funds managed by Oasis Management (the “Oasis Funds”). Mr. Seth Fischer is responsible for the supervision and conduct of all investment activities of Oasis Management, including all investment decisions for the assets of the Oasis Funds, with respect to the Class A ordinary shares held by the Oasis Funds. The address of the business office of Mr. Fischer is c/o Oasis Compliance, Oasis Management (Hong Kong), 25/F, LHT Tower, 31 Queen’s Road Central, Central, Hong Kong. The address of the business office of Oasis Management Company Ltd. is 4th Floor Anderson Square, 64 Shedden Road, P.O. Box 10324, Grand Cayman, KY1-1103 Cayman Islands.

(3)

Represents (i) 157,750,156 Class A ordinary shares, (ii) 99,999,990 Class A ordinary shares represented by 2,222,222 ADSs, (iii) 170,258,970 Class B ordinary shares, and (iv)  1,650,000 Class A ordinary shares issuable upon vesting of restricted share units held by Mr. Chen within 60 days after March 15, 2024.

(4)

Represents (i) 37,243,745 Class A ordinary shares; (ii) 31,365,090 Class A ordinary shares represented by 697,002 ADSs; and (iii) 642,389 Class A ordinary shares issuable upon vesting of restricted share units held by Mr. Liu within 60 days after March 15, 2024.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2023.

			Number of
			securities
	Number of		remaining
	securities to be	Weighted-	available for
	issued upon	average exercise	future issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected
Plan Category	rights	rights(1)	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Moatable, Inc. 2011 Share Incentive Plan	51,893,640	$0.0113	—
Moatable, Inc. 2016 Share Incentive Plan	39,752,415	$0.0113	—
Moatable, Inc. 2021 Share Incentive Plan	—	—	9,489,735
Equity compensation plans not approved by security holders
Moatable, Inc. 2018 Share Incentive Plan(2)	—	$0.0113	11,084,461
Trucker Path, Inc. 2020 Equity Incentive Plan(2)	131,695	$3.21	2,387
Trucker Path, Inc. 2021 Equity Incentive Plan(2)	9,022	$66.85	8,997
Lofty, Inc. 2020 Equity Incentive Plan(2)	138,093	$5.55	2,896
Lofty, Inc. 2021 Equity Incentive Plan(2)	9,760	$34.06	9,342
(1)	The weighted average exercise price is calculated based solely on outstanding share options. It does not take into account shares underlying RSU awards, which have no exercise price.
(2)

The principal terms of the plans are substantially the same. The following paragraphs summarize the principal terms of these plans and, unless otherwise specified below, the following summary applies to each of these plans.

(a)

Types of Awards and Exercise Prices. The plans permit the grant of options to purchase Class A ordinary shares or shares of common stock, as applicable, of the granting entity, restricted shares and restricted share units as deemed appropriate by the plan administrator.

●	Options. Options provide for the right to purchase a specified number of Class A ordinary shares or shares of common stock, as applicable, of the granting entity at a specified price and usually will become exercisable in the discretion of the plan administrator in one or more installments after the grant date. Options include incentive share options, which are share options which satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, and non-qualified share options, which do not satisfy these requirements. The exercise price of an option shall be determined by the plan administrator and set forth in the award agreement.
●	Restricted Shares. A restricted share award is the grant of Class A ordinary shares or shares of common stock, as applicable, of the granting entity which are subject to certain restrictions or limitations set forth in the plan or in the related award agreement. Unless otherwise determined by our plan administrator, a restricted share is nontransferable and may be forfeited or repurchased by the granting entity during a restricted period.
●	Restricted Share Units. Restricted share units represent the right to receive Class A ordinary shares or shares of common stock, as applicable, of the granting entity at a specified date in the future. On the maturity date specified by the plan administrator, the granting entity will transfer to the participant one unrestricted, fully transferable share for each restricted share unit.
(b)

Plan Administration. The plans will be administered by our board of directors or the compensation committee of our board, or a committee of one or more directors to whom our board or the compensation committee shall delegate the authority to grant or amend awards to participants other than senior executives. The plan administrator will determine the terms and conditions of each award grant.

(c)

Awards and Award Agreement. Awards granted under the plans are evidenced by award agreements that set forth the terms, conditions, and limitations for each award, which may include the term of an award, the provisions applicable in the event the participant’s employment or service terminates, and our authority to unilaterally or bilaterally amend, modify, suspend, cancel or rescind an award.

(d)	Eligibility. Awards may be granted to directors, officers, employees, and consultants of our company, as determined by the plan administrator.
(e)	Term of the Awards. The term of each award grant shall be determined by the plan administrator, provided that the term shall not exceed ten years from the date of the grant.
(f)	Vesting Schedule. In general, the plan administrator determines, or the award agreement specifies, the vesting schedule.
(g)

Transfer Restrictions. Except as otherwise provided by the plan administrator, an award may not be transferred or otherwise disposed of by a participant other than by will or the laws of descent and distribution. The plan administrator by express provision in the award or an amendment may permit an award (other than an incentive share option) to be transferred to or exercised by certain persons related to the participant.

(h)

Amendment and Termination of the Plan. With the approval of our board, the plan administrator may at any time amend, modify, or terminate the plan, subject to certain exceptions. Unless earlier terminated by our board of directors, the plans will expire on the tenth anniversary of the date on which the relevant plan is adopted. Grants made before the termination or expiration date will continue to be effective in accordance with their terms and conditions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related Person Transactions

The following includes a summary of transactions since January 1, 2022 and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) any of our directors, executive officers or holders of more than 5% of our issued share capital, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than employment, compensation and other arrangements that are described under the section titled “Item 11. Executive Compensation.”

On May 23, 2023, our company entered into a share repurchase agreement with SoftBank Group Capital Limited (“SoftBank”), previously a beneficial owner of more than 5% of our company’s voting securities. Pursuant to the share repurchase agreement, we repurchased from SoftBank (i) 152,870,520 Class A ordinary shares of our company and (ii) 135,129,480 Class B ordinary shares of our company, for a total purchase price of $7,132,160, representing a purchase price of $1.1144 per ADS. On December 29, 2023, we entered into another share repurchase agreement with SoftBank, pursuant to which we repurchased from SoftBank 117,388,451 Class A ordinary shares, for a total purchase price of $2,459,461.83, or approximately $0.94 per ADS.

The share repurchases were made pursuant to our company’s current share repurchase program as previously approved by our board of directors on November 7, 2022 and subsequently modified on October 13, 2023. We used cash on hand for the share repurchases and retired all the repurchased shares. Our board of directors reviewed and approved each share repurchase upon the recommendation of our company’s audit committee. After the share repurchases, SoftBank is no longer a shareholder of our company. For a detailed description of these two share repurchases, see the Current Report on Form 8-K filed with the SEC on May 24, 2023 and January 2, 2024, respectively.

Policies and Procedures for Related Party Transactions

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than five percent of any class of our voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, all of the parties thereto, the direct and indirect interests of the related persons, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our audit committee or another independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;
●the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the terms of the transaction;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Independence of The Board of Directors

As required under the New York Stock Exchange (“NYSE”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board consults with our company’s counsel to ensure that our board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and our company, senior management and independent auditors, our board has affirmatively determined that the following three directors are independent directors within the meaning of the applicable NYSE listing standards: Mr. James Dumler, Mr. James Reed and Ms. Rebecca Polak. Mr. Lin Cong was previously determined to be independent during his time on the Board. In making this determination, our board found that none of these directors had a material or other disqualifying relationship with our company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed to our company by its independent registered public accounting firm, Marcum Asia CPAs LLP, for the fiscal years ended December 31, 2023 and 2022:

	2023	2022

	(In thousands of US$)
Audit fees (1)	$425.2	$355.0
Audit-related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total	$425.2	$355.0

Notes:

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the consolidated annual financial statements of our company, review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by Marcum Asia CPAs LLP in connection with regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of our company and are not reported under “Audit fees.” For the fiscal years ended December 31, 2023 and 2022, these fees primarily related to miscellaneous professional services.

In considering the nature of the services provided by Marcum Asia CPAs LLP, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with Marcum Asia CPAs LLP and management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board. The audit committee requires that all services performed by Marcum Asia CPAs LLP be pre-approved prior to the services being performed. During the fiscal years ended December 31, 2023 and 2022, all services were pre-approved in accordance with these procedures.

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

(3)	Exhibits

A list of exhibits filed with this Annual Report or incorporated herein by reference can be found in the Exhibit Index below.

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant	10-Q	001-35147	3.1	8/14/2023

4.1	Specimen American Depositary Receipt of the Registrant	F-1	333-173548	4.1	4/15/2011

4.2	Specimen Class A Ordinary Share Certificate of the Registrant	F-1	333-173548	4.2	4/15/2011

4.3	Deposit Agreement, dated as of May 4, 2011, by and among the Registrant, Citibank, N.A., as depositary, and the holders of the American Depositary Receipts	S-8	333-177366	4.3	10/18/2011

4.4	Amended and Restated Investors’ Rights Agreement between the Registrant and other parties therein, dated as of April 4, 2008, as amended	F-1	333-173548	4.6	4/15/2011

4.5	Description of Registrant’s Securities	20-F	001-35147	2.6	7/7/2020

10.1#	Moatable, Inc. 2006 Equity Incentive Plan	F-1	333-173548	10.1	4/15/2011

10.2#	Moatable, Inc. 2008 Equity Incentive Plan	F-1	333-173548	10.2	4/15/2011

10.3#	Moatable, Inc. 2009 Equity Incentive Plan	F-1	333-173548	10.3	4/15/2011

10.4#	Moatable, Inc. 2011 Share Incentive Plan	S-8	333-209734	10.1	2/26/2016

10.5#	Moatable, Inc. 2016 Share Incentive Plan	S-8	333-209734	10.2	2/26/2016

10.6#	Moatable, Inc. 2018 Share Incentive Plan	S-8	333-227886	10.1	10/19/2018

10.7#	Moatable, Inc. 2021 Share Incentive Plan	6-K	001-35147	99.2	11/4/2021

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.8#	Moatable, Inc. Form of Share Option Award Agreement	10-K	001-35147	10.8	3/31/2023

10.9#	Moatable, Inc. Form of Restricted Share Unit Award Agreement	10-K	001-35147	10.9	3/31/2023

10.10#	Chime Technologies, Inc. 2020 Equity Incentive Plan	10-K	001-35147	10.10	3/31/2023

10.11#	Chime Technologies, Inc. 2021 Equity Incentive Plan	10-K	001-35147	10.11	3/31/2023

10.12#	Chime Technologies, Inc. Form of Stock Option Award Agreement	10-K	001-35147	10.12	3/31/2023

10.13#	Chime Technologies, Inc. Form of Restricted Stock Unit Award Agreement	10-K	001-35147	10.13	3/31/2023

10.14#	Trucker Path, Inc. 2020 Equity Incentive Plan	10-K	001-35147	10.14	3/31/2023

10.15#	Trucker Path, Inc. 2021 Equity Incentive Plan	10-K	001-35147	10.15	3/31/2023

10.16#	Trucker Path, Inc. Form of Stock Option Award Agreement	10-K	001-35147	10.16	3/31/2023

10.17#	Trucker Path, Inc. Form of Restricted Stock Unit Award Agreement	10-K	001-35147	10.17	3/31/2023

10.18#	Form of Indemnification Agreement between the Registrant and its directors and officers	F-1	333-173548	10.5	4/15/2011

10.19#	Employment Agreement between Moatable, Inc. and Joseph Chen, dated December 31, 2022	10-K	001-35147	10.19	3/31/2023

10.20#	Employment Agreement between Qianxiang Shiji Technology Development (Beijing) Co., Ltd. and James Jian Liu, dated January 1, 2015 (English Translation)	10-K	001-35147	10.20	3/31/2023

10.21#	Employment Agreement between Beijing Qianxiang Wangjing Technology Development Co., Ltd. and He Li, dated April 3, 2019 (English Translation)	10-K	001-35147	10.22	3/31/2023

10.22	Business Operations Agreement, dated as of December 23, 2010, between Qianxiang Shiji, Qianxiang Tiancheng and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.7	4/15/2011

10.23	Amended and Restated Equity Option Agreements, dated as of December 23, 2010, between Qianxiang Shiji and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.8	4/15/2011

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.24	Amended and Restated Equity Interest Pledge Agreements, dated as of December 23, 2010, between Qianxiang Shiji and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.9	4/15/2011

10.25	Power of Attorney, dated as of December 23, 2010, by the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.10	4/15/2011

10.26	Amended and Restated Exclusive Technical Service Agreement, dated as of December 23, 2010, between Qianxiang Shiji and Qianxiang Tiancheng	F-1	333-173548	10.13	4/15/2011

10.27	Amended and Restated Intellectual Property Right License Agreement, dated as of December 23, 2010, between Qianxiang Shiji and Qianxiang Tiancheng	F-1	333-173548	10.14	4/15/2011

10.28	Spousal Consents, dated as of December 23, 2010, by the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.11	4/15/2011

10.29	Amended and Restated Loan Agreements, dated as of December 23, 2010, between Qianxiang Shiji and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.12	4/15/2011

10.30	Automobile Consumer Loan Cooperation (Framework) Agreement between Ping An Bank Co., Ltd. Shanghai Branch and Shanghai Jieying Automobile Sales Co., Ltd., dated April 17, 2017	20-F	001-35147	4.71	5/15/2019

10.31	Supplementary Agreement of Auto Consumer Loan Cooperation (Framework) Agreement between Ping An Bank Co., Ltd. Shanghai Branch and Shanghai Jieying Automobile Sales Co., Ltd., dated June 1, 2017	20-F	001-35147	4.72	5/15/2019

10.32	Master Transaction Agreement among the Registrant, CM Seven Star Acquisition Corporation and Kaixin Auto Group, dated April 30, 2018	20-F	001-35147	4.73	5/15/2019

10.33	Non-Competition Agreement between the Registrant and Kaixin Auto Group, dated April 30, 2018	20-F	001-35147	4.74	5/15/2019

10.34	Transitional Services Agreement between the Registrant and Kaixin Auto Group, dated April 30, 2018	20-F	001-35147	4.75	5/15/2019

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.35	Investor Rights Agreement among CM Seven Star Acquisition Corporation, Shareholder Value Fund and the Registrant, dated April 30, 2019	8-K	001-38261	10.27	5/6/2019

10.36	Escrow Agreement concerning earnout shares among the Registrant, CM Seven Star Acquisition Corporation and Vistra Corporate Services (HK) Limited, an escrow agent, dated April 30, 2019	8-K	001-38261	10.28	5/6/2019

10.37	Share Exchange Agreement dated November 2, 2018, by and among Kaixin Auto Group, the Registrant and CM Seven Star Acquisition Corp.	6-K	001-35147	99.1	11/6/2018

10.38	Convertible Loan Agreement dated January 28, 2019, by and among Kaixin Auto Group, the Registrant, CM Seven Star Acquisition Corp., and Kunlun Tech Limited	6-K	001-35147	99.2	1/29/2019

10.39	Power of Attorney, dated as of December 22, 2020, by the shareholders of Qianxiang Tiancheng	20-F	001-35147	4.26	5/27/2021

10.40	Share Purchase Agreement, dated December 31, 2020, among Kaixin Auto Holdings and shareholders of Haitaoche Limited	20-F	001-35147	4.27	5/27/2021

10.41	Securities Purchase Agreement, dated March 31, 2021, between the Registrant and Kaixin Auto Holdings	20-F	001-35147	4.28	5/27/2021

10.42	Stipulation of Settlement, dated October 7, 2021, entered into between and among the parties to In Re Renren, Inc. Derivative Litigation.	6-K	001-35147	99.2	10/8/2021

10.43	Software License Agreement between SaaS Logistics US, Inc. and Guangzhou Yupu Software Technology Co., Ltd.	6-K	001-35147	99.2	4/8/2022

10.44	Amendment to Stipulation of Settlement, dated May 27, 2022, by and among the parties to In Re Renren, Inc. Derivative Litigation	6-K	001-35147	99.2	5/27/2022

10.45	Share Repurchase Agreement, dated May 23, 2023, between Moatable, Inc. (formerly Renren Inc.) and Softbank Group Capital Limited (certain identified information has been excluded from the exhibit because it is both (i) not material, and (ii) the type that the registrant treats as private or confidential)	8-K	001-35147	10.1	5/24/2023

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.46#	Sabbatical Letter Agreement dated June 30, 2023, between James Jian Liu and Moatable, Inc.	8-K	001-35147	99.1	6/30/2023

10.47#	Client Services Agreement between Moatable, Inc. and Vaco LLC, dated October 23, 2023, regarding services and fees of interim chief financial officer	10-Q	001-35147	10.1	11/17/2023

10.48	Share Repurchase Agreement, dated December 29, 2023, between Moatable, Inc. and Softbank Group Capital Limited (certain identified information has been excluded from the exhibit because it is both (i) not material, and (ii) is the type that the registrant treats as private or confidential)	8-K	001-35147	10.1	1/2/2024

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Marcum Asia CPAs LLP					*

23.2	Consent of Yuanhe & Twelve Tables Partners					*

23.3	Consent of Maples and Calder (Hong Kong) LLP					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

97.1	Moatable, Inc. Incentive Compensation Recoupment Policy					*

101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
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

Dated: April 3, 2024

Moatable, Inc.

By:	/s/ Joseph Chen
Joseph Chen
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael Schifsky
Michael Schifsky
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Chen and Michael Schifsky, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Moatable, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Chen	Chief Executive Officer and Director	April 3, 2024
Joseph Chen	(Principal Executive Officer)

/s/ Michael Schifsky	Interim Chief Financial Officer	April 3, 2024
Michael Schifsky	(Principal Financial and Accounting Officer)

/s/ James Jian Liu	Director	April 3, 2024
James Jian Liu

/s/ James Dumler	Director	April 3, 2024
James Dumler

/s/ James Reed	Director	April 3, 2024
James Reed

/s/ Rebecca Polak	Director	April 3, 2024
Rebecca Polak

MOATABLE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2023 AND

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 5395)

To the Shareholders and Board of Directors of Moatable, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moatable Inc. (the “Company”) as of December 31, 2022 and 2023, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter Description

Impairment assessment of long-term investments – Refer to Note 8 to the consolidated financial statements. The Company recorded an impairment on long-term investments of $2.1 million for the year ended December 31, 2023.

The principal considerations for our determination that performing procedures relating to the impairment of long-term investments is a critical audit matter are (i) significant judgment and estimate with significant measurement uncertainty; (ii) significant audit effort was required in evaluating the impairment indicator including the overall market factors as well as investee financial performance and other negative factors, if any; and (iii) nature and complexity in assessing audit evidence.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impairment of long-term investments included the following, among others: understanding the nature of the investments, inspected the investment agreements and evaluating of the performance of the investments. We evaluated management’s impairment assessment by obtaining and reviewing the underlying supporting documents, performing audit procedure to significant accounts of certain long-term investments.

/s/ Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2020.

New York, NY

April 3, 2024

MOATABLE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2023

(In thousands of US dollars, except share data and per share data)

	As of December 31,
	2022	2023
	(As Adjusted1)
ASSETS
Current assets
Cash and cash equivalents	$27,960	$33,913
Restricted cash	—	5,056
Short-term investments	24,004	—
Accounts receivable, net	2,054	2,603
Inventories	19	—
Amounts due from related parties	715	684
Prepaid expenses and other current assets, net	3,418	3,928
Stipulation disbursement receivable	2,630	—
Total current assets	60,800	46,184

Non-current assets
Property and equipment, net	5,547	6,157
Intangible assets, net	2,425	727
Goodwill	547	—
Long-term investments	25,768	15,733
Right-of-use assets	400	744
Other non-current assets	169	155
Total non-current assets	34,856	23,516
TOTAL ASSETS	$95,656	$69,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,570	$2,064
Accrued expenses and other current liabilities	11,720	10,557
Operating lease liabilities - current	301	461
Amounts due to related parties	662	655
Deferred revenue	4,323	4,322
Income tax payable	10,366	3,381
Total current liabilities	28,942	21,440

Non-current liabilities
Operating lease liabilities - non-current	—	189
Total non-current liabilities	—	189
TOTAL LIABILITIES	$28,942	$21,629

	As of December 31,
	2022	2023
	(As Adjusted1)
Commitments and contingencies	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 832,736,562 shares issued and outstanding as of December 31, 2022; 607,424,941 shares issued and 550,232,776 shares outstanding as of December 31, 2023	$833	$608
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized, 305,388,450 shares issued and outstanding as of December 31, 2022; 305,388,450 shares issued and 170,258,970 shares outstanding as of December 31, 2023; each Class B ordinary share is convertible into one Class A ordinary share	305	170
Treasury stock	—	(2,002)
Additional paid in capital	779,002	782,365
Accumulated deficit	(697,299)	(716,315)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(8,951)	(8,778)

Total Moatable, Inc. shareholders' equity	80,602	62,760

Non-controlling interest	(13,888)	(14,689)

Total equity	66,714	48,071

TOTAL LIABILITIES AND EQUITY	$95,656	$69,700

1 See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

MOATABLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2023

(In thousands of US dollars, except share data and per share data)

	For the years ended December 31,
	2022	2023
	(As Adjusted1)
Revenues:
SaaS revenue	$45,309	$51,918
Other services	499	155
Total revenues	45,808	52,073
Cost of revenues:
SaaS business	10,036	10,876
Other services	374	336
Total cost of revenues	10,410	11,212

Gross profit	35,398	40,861

Operating expenses
Selling and marketing	19,624	18,750
Research and development	16,187	18,358
General and administrative	14,788	12,599
Impairment of goodwill	—	395
Impairment of intangible assets	962	1,500
Total operating expenses	51,561	51,602

Loss from operations	(16,163)	(10,741)
Other income, net	3,169	2,416
Loss from fair value change of a long-term investment	(10,422)	(7,715)
Impairment of long-term investments without readily determinable fair values	(44,474)	—
Provision of restricted cash	(50)	—
Interest income	602	1,635
Interest expense	(25)	—
Loss before provision of income tax and loss in equity method investments and noncontrolling interest, net of tax	(67,363)	(14,405)
Income tax benefits	2,342	6,712
Loss before loss in equity method investments and noncontrolling interest, net of tax	(65,021)	(7,693)
Impairment on and loss in equity method investments, net of tax	(13,061)	(2,218)
Net loss	(78,082)	(9,911)
Net loss attributable to non-controlling interests	(1,174)	(919)
Net loss attributable to Moatable Inc.	(76,908)	(8,992)

Net loss per share:
Net loss per share attributable to Moatable Inc. shareholders:
Basic	(0.068)	(0.009)
Diluted	(0.068)	(0.009)
Weighted average number of shares used in calculating net loss per share attributable to Moatable Inc. shareholders:
Basic	1,133,947,967	953,320,487
Diluted	1,133,947,967	953,320,487

MOATABLE, INC.

CONSOLIDATED STATEMENTS OF - COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2023

(In thousands of US dollars, except share data and per share data)

	For the Years ended December 31,
	2022	2023
	(As Adjusted1)
Net loss	(78,082)	(9,911)

Other comprehensive income (loss), net of tax
Foreign currency translation, net of nil income taxes	964	(165)
Net unrealized gain on available-for-sale investments, net of nil income taxes for the year ended December 31, 2022 and 2023, respectively	26	—
Other comprehensive income (loss)	990	(165)
Comprehensive loss	(77,092)	(10,076)
Less: total comprehensive loss attributable to non-controlling interest	(1,263)	(1,257)
Comprehensive loss attributable to Moatable Inc.	(75,829)	(8,819)

1 See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

MOATABLE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2023

(In thousands of US dollars, except share data)

										Accumulated
	Class A Ordinary		Class B Ordinary				Additional			other		Non-
	Shares		Shares		Treasury stock		paid-in	Accumulated	Statutory	comprehensive	Total Moatable	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	reserves	loss	Inc.’s Equity	interest	equity
Balance as of December 31, 2021	815,936,577	$816	305,388,450	$305	—	$—	$772,207	$(620,391)	$6,712	$(10,012)	$149,637	$(12,625)	$137,012
Stock-based compensation	—	—	—	—	—	—	3,992	—	—	—	3,992	—	3,992
Dividend from stipulation settlement	—	—	—	—	—	—	2,630	—	—	—	2,630	—	2,630
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	26	26	—	26
Other comprehensive loss	—	—	—	—	—	—	—	—	—	1,035	1,035	(89)	946
Exercise of share option and restricted shares vesting	16,799,985	17	—	—	—	—	173	—	—	—	190	—	190
Net loss	—	—	—	—	—	—	—	(76,908)	—	—	(76,908)	(1,174)	(78,082)
Balance as of December 31, 2022 (As Adjusted 1)	832,736,562	$833	305,388,450	$305	—	$—	$779,002	$(697,299)	$6,712	$(8,951)	$80,602	$(13,888)	$66,714

Stock-based compensation	—	—	—	—	—	—	2,525	—	—	—	2,525	442	2,967
Repurchase of Class A ordinary shares	(270,258,971)	(270)	—	—	(57,192,165)	(2,002)	—	(5,975)	—	—	(8,247)	—	(8,247)
Repurchase of Class B ordinary shares	—	—	(135,129,480)	(135)	—	—	—	(3,211)	—	—	(3,346)	—	(3,346)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	173	173	(338)	(165)
Reclassification of additional paid in capital	—	—	—	—	—	—	838	(838)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(8,992)	—	—	(8,992)	(919)	(9,911)
Exercise of share option and restricted shares vesting	44,947,350	45	—	—	—	—	—	—	—	—	45	14	59
Balance as of December 31, 2023	607,424,941	$608	170,258,970	$170	(57,192,165)	$(2,002)	$782,365	$(716,315)	$6,712	$(8,778)	$62,760	$(14,689)	$48,071

1 See Note 2.

The accompanying notes are integral part of these consolidated financial statements.

MOATABLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2023

(In thousands of US dollars)

	For the Years ended December 31,
	2022	2023
	(As Adjusted1)
Cash flows from operating activities:
Net loss	$(78,082)	$(9,911)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,992	2,967
Impairment on and loss in equity method investments	13,061	2,218
Amortization of the right-of-use assets	721	493
Depreciation and amortization	756	437
Impairment on goodwill	—	395
Impairment on long-term investment without readily determinable fair values	44,474	—
Impairment on intangible asset	962	1,500
Fair value change on long-term investment	10,422	7,715
Reversal of tax payable	(2,342)	(8,767)
Loss from disposal of subsidiaries	—	308
Provision for credit loss	—	311

Changes in operating assets and liabilities:
Accounts receivable	(432)	(702)
Prepaid expenses and other current assets	2,853	(640)
Inventory	339	19
Other non-current assets	4	—
Accounts payable	(85)	491
Amounts due from/to related parties	(2)	(2)
Accrued expenses and other current liabilities	(404)	(52)
Deferred revenue	1,701	(1)
Operating lease liabilities	(700)	(509)
Income tax payable	(1,060)	563
Net cash used in operating activities	(3,822)	(3,167)

Cash flows from investing activities:
Payment for acquisition of subsidiaries, net of cash acquired	(1,836)	—
Redemption of short-term investments	—	24,004
Dividend received from equity investment	—	52
Purchase of short-term investments	(24,030)	—
Proceeds from disposal of equipment and property	—	1
Purchases of property and refurbishment construction	(5,537)	(927)
Purchases of intangible assets	(2,078)	(96)
Net cash (used in) provided by investing activities	(33,481)	23,034

Cash flows from financing activities:
Proceeds from exercise of share options	190	59
Ordinary share buyback	—	(11,593)
Dividend received from stipulation settlement	—	2,630
Repayment of borrowings	(1,644)	—
Net cash used in financing activities	(1,454)	(8,904)

Net (decrease) increase in cash and cash equivalents and restricted cash	$(38,757)	$10,963
Cash and cash equivalents and restricted cash at beginning of year	65,247	27,960
Effect of exchange rate changes	1,470	46
Cash and cash equivalents and restricted cash at end of year	$27,960	$38,969

Supplemental schedule of cash flows information:
Interest paid	$25	$—
Income taxes paid	$—	$162

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$233	$933

1 See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

MOATABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2023

(IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA AND PER SHARE DATA, OR OTHERWISE NOTED)

1.ORGANIZATION AND PRINCIPAL ACTIVITIES

Moatable, Inc. was incorporated in the Cayman Islands. Moatable, Inc., which includes its consolidated subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiaries (collectively referred to as the “Company”) operate two SaaS businesses, Lofty and Trucker Path. Lofty offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain and nurture leads, close transactions, and retain their clients. Trucker Path provides trip planning, navigation, freight sourcing, and a marketplace that offers truckers goods and services to operate their businesses. The Company’s SaaS businesses currently generate 100% of their revenue from the U.S. market and comprise the majority of the revenue.

As of December 31, 2023, Moatable, Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

	Later of date		Percentage of
	of incorporation	Place of	legal ownership	Principal
Name of Subsidiaries	or acquisition	incorporation	by Moatable, Inc.	activities
Subsidiaries:
Lofty, Inc.(“Lofty“)	September 7, 2012	Delaware, USA	77.8%	SaaS business
Trucker Path, Inc. (“Trucker Path”)	December 28, 2017	USA	77.8%	SaaS business
Lucrativ Inc.	January 22, 2018	USA	100%	SaaS business
Renren Giantly Philippines Inc.	March, 2018	Philippines	100%	SaaS business
Qianxiang Shiji Technology Development (Beijing) Co., Ltd. (“Qianxiang Shiji”)	March 21, 2005	PRC	100%	Investment holding

Variable Interest Entity:
Beijing Qianxiang Tiancheng Technology Development Co., Ltd. (“Qianxiang Tiancheng”)	October 28, 2002	PRC	N/A	Internet business

Subsidiaries of Variable Interest Entity:
Beijing Qianxiang Wangjing Technology Development Co., Ltd. (“Qianxiang Wangjing”)	November 11, 2008	PRC	N/A	Internet business
Shandong Jieying Huaqi Automobile Service Co., Ltd (“Shandong Jieying”)	July 20, 2017	PRC	N/A	Internet business

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

1.ORGANIZATION AND PRINCIPAL ACTIVITIES - CONTINUED

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

The terms of the business operations agreements for Qianxiang Tiancheng are ten years and will be extended automatically for another ten years unless the WFOE provide a 30day advance written notice to the VIE and to each of the VIE’s shareholders requesting not to extend the term three months prior to the expiration dates of December 22, 2020. The agreements were extended for another ten years, through December 21, 2030. Neither the VIE nor any of the VIE’s shareholders may terminate the agreements during the terms or the extensions of the terms.

(3)Exclusive Equity Option Agreement: Under the exclusive equity option agreement, the WFOE have the exclusive right to purchase the equity interests of the VIE from the registered legal equity owners as far as PRC regulations permit a transfer of legal ownership to foreign ownership. The WFOE can exercise the purchase right at any portion and any time in the 10year agreement period.

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

1.ORGANIZATION AND PRINCIPAL ACTIVITIES - CONTINUED

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

The term of each agreement is ten years and extends automatically for another ten years unless terminated by the WFOE. The WFOE can terminate the agreement at any time by providing a 30 day prior written notice. Qianxiang Tiancheng is not permitted to terminate the agreements prior to the expiration of the terms by December 21, 2030, unless the WFOE fails to comply with any of their obligations under this agreement and such breach makes the WFOE unable to continue to perform the agreements.

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

1.ORGANIZATION AND PRINCIPAL ACTIVITIES - CONTINUED

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries. As of December 31, 2022 and 2023, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,
	2022	2023
Cash and cash equivalents	$1,210	$3,050
Accounts receivable	98	638
Prepaid expenses and other current assets	1,221	190
Amounts due from related parties, net	715	684

Total current assets	3,244	4,562

Property and equipment, net	82	79
Long-term investments	4,047	1,308
Right-of-use assets	—	578
Other non-current assets	27	474

Total non-current assets	4,156	2,439

Total assets	$7,400	$7,001

Accounts payable	$111	$109
Accrued expenses and other current liabilities	8,154	8,005
Operating lease liabilities - current	214	375
Payable to investors	15	—
Amounts due to related parties	662	631
Income tax payable	1,474	2,626

Total current liabilities	10,630	11,746

Operating lease liabilities - non-current	—	131

Total non-current liabilities	—	131

Total liabilities	$10,630	$11,877

	For the Years Ended December 31,
	2022	2023
Revenues	$107	$98
Net loss	$(54,709)	$(10,339)

	For the Years Ended December 31,
	2022	2023
Net cash (used in) provided by operating activities	$(1,170)	$1,902
Net cash used in investing activities	$—	$(62)
Net cash used in financing activities	$—	$—

1.ORGANIZATION AND PRINCIPAL ACTIVITIES - CONTINUED

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

Relevant PRC laws and regulations restrict the VIE from transferring a portion of its net assets, equivalent to the balance of its statutory reserve and its share capital, to the Company in the form of loans and advances or cash dividends. Please refer to Note 17 for disclosure of restricted net assets.

2.REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

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

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the adjustments detailed above, and determined the related impact did not materially misstate its consolidated financial statements as of and for the year ended December 31, 2022.  Although the Company concluded that the misstatement was not material to its consolidated financial statements as of and for the year ended December 31, 2022, the Company has determined it was appropriate to adjust its consolidated balance sheets as of December 31, 2022, consolidated statement of operations and consolidated statements of cashflows for the year ended December 31, 2022 on a prospective basis to provide appropriate context to stakeholders within comparative financial statements as of and for the year ended December 31, 2023. The following are the relevant line items from the Company’s consolidated balance sheet as of December 31, 2022, consolidated statement of operations and consolidated statements of cashflows for the year ended December 31, 2022, which illustrate the effect of the adjustments to the periods presented:

2REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS - CONTINUED

Selected consolidated balance sheets information as of December 31, 2022

	As previously
	reported	Adjustment	As adjusted
Assets
Stipulation disbursement receivable	—	2,630	2,630
Total current assets	58,170	2,630	60,800
Long-term investment	27,450	(1,682)	25,768
Total Assets	94,708	948	95,656
Shareholders’ equity
Accumulated deficit	(695,635)	(1,664)	(697,299)
Additional paid-in capital	776,372	2,630	779,002
Accumulated other comprehensive loss	(8,933)	(18)	(8,951)
Total Moatable, Inc. shareholders’ equity	79,654	948	80,602

Selected consolidated statements of comprehensive loss information for the year ended December 31, 2022

	As previously
	reported	Adjustment	As adjusted
Impairment on and loss in equity method investments, net of tax	(11,397)	(1,664)	(13,061)
Net loss	(76,418)	(1,664)	(78,082)
Net loss attributable to Moatable Inc.	(75,244)	(1,664)	(76,908)

Selected consolidated statements of cash flows information for the year ended December 31, 2022

	As previously
	reported	Adjustment	As adjusted
Net loss	(76,418)	(1,664)	(78,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss in equity method investments	11,397	1,664	13,061
Net cash used in operating activities	(3,822)	—	(3,822)

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a).	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

(b).	Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the years ended December 31, 2022 and 2023, the Company incurred a loss from operations of $16,163 and $10,741, and used cash of $3,822 and $3,167 in operating activities, respectively. As of December 31, 2023, the Company had cash and cash equivalents of $33,913, excluding the restricted cash, and a working capital of $24,744. The Company assessed that it has the ability to continue as a going concern for the next 12 months following the issuance date of these financial statements.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(c).Principles of consolidation

The consolidated financial statements of the Company include the financial statements of Moatable, Inc., its subsidiaries, its VIE and VIE’s subsidiaries. All inter-company transactions and balances are eliminated upon consolidation.

(d).Reclassifications

Certain reclassifications have been made to the Company’s consolidated statements of cash flow of prior period to conform to current year reporting classifications.

(e).Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, allowance for doubtful accounts, the fair value of share-based compensation awards, the realization of deferred income tax assets, impairment of goodwill and long-lived assets, and impairment of long-term investments.

(f).Business combination

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

The cash deposits pledged as security were $9,159 and nil as of December 31, 2022 and 2023. The restricted cash balances represent cash deposits pledged as security for debt borrowing of Kaixin Auto Holdings, consolidated by the Company before June 2021, or Kaixin, a Cayman Islands company whose shares are listed on the Nasdaq Capital Market (NASDAQ: KXIN) and its subsidiary (“Kaixin Subsidiary”), under an irrevocable standby letter of credit (“SBLC”) issued by East West Bank. The letter of credit secured a loan of RMB40,000 (“Kaixin RMB Loan”) and loan of $2,000 (“Kaixin USD Loan”). The guarantees matured in March 2023 and August 2023, the Company has concluded the possibility of the Kaixin and Kaixin Subsidiary repaying the loans when due is remote and therefore, the Company will be required to extend the guarantee or pay the debt on their behalf. The Company has, therefore, recorded a full provision for the value of the guarantee.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

On June 1, 2023, East West Bank assigned to the Company all of the its rights, title, and interest in and to the Kaixin USD Loan for a total consideration of approximately US$2,000. The Kaixin USD Loan was guaranteed by the letter of credit and secured by the pledged cash. The Company consequently used part of the pledged cash to purchase the Kaixin USD Loan. The Company is evaluating its options to pursue recovery from Kaixin after the assignment but considers any recovery remote.

East West Bank had claimed approximately US$5,870 under the SBLC in connection with Kaixin’s default, through Kaixin Subsidiary, of the Kaixin RMB Loan. In December, 2023, the Company reimbursed East West Bank for the full amount of the claim. As a result, East and West Bank released the remaining restricted cash and made them available to the Company as unrestricted cash for operation, and the Company recorded a gain related to the unrestricted cash of $1,151.

On August 28, 2023, the Company entered into an Escrow Agreement with U.S. Bank National Association to enhance directors and officers’ insurance coverage. The Company set aside $5,000 restricted cash into an escrow account with U.S. Bank as required by the contractual agreement with U.S. Bank National Association.

	As of December 31,
	2022	2023
Restricted cash	$9,159	$5,056
Less: Provision of restricted cash	(9,159)	—
Restricted cash, net	—	5,056

(i).Short-term investments

Short-term investments, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next 12 months, as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Available-for-sale securities as of December 31, 2022 and 2023 were$24,004, and nil, respectively. For the years ended December 31, 2022 and 2023, the change in fair value of available-for-sale securities was recognized in other comprehensive loss amounting to $26, and nil, respectively.

(j).Fair value measurements

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounting guidance also describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

Financial assets and liabilities of the Group primarily consist of cash and cash equivalents, restricted cash, short-term investment, other receivables included in prepaid expenses and other current assets, amount due from related parties, long-term investment, accounts payable, other payables included in accrued expenses and other current liabilities, amount due to related parties and operating lease liabilities. Cash and cash equivalents and restricted cash approximated fair value and represented a level 1 measurement. Short-term investments were comprised of corporate bonds/notes and U.S. treasuries with determinable fair market value, and thus represented a level 1 measurement. Equity investments without readily determinable fair values represented a level 3 measurement considering inputs are unobservable and reflect management’s estimates of assumptions that market participants use in pricing the investments. Equity investments with readily determinable fair values represented a level 1 measurement considering the investment is in publicly-traded company and pricing information is provided on an ongoing basis. The carrying amounts of other current financial assets and liabilities approximate their fair values due to the short-term maturity. The carrying amount of non-current liabilities including operating lease liabilities approximates their fair value as the related interest rates approximate market rates for similar debt instruments of comparable maturities.

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

The Company recorded impairment losses on equity method investments of nil, and $2,132 in the impairment on and loss in equity method investments, net of tax in the consolidated statements of operations for the years ended December 31, 2022 and 2023, respectively.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Equity Investments with Readily Determinable Fair Values

Equity investments with readily determinable fair values is investment in publicly-traded company for which the Company does not exercise significant influence and are measured at fair value based on the respective closing stock price at the period end date. Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real-time quotes in active markets. Subsequent changes in fair value are recognized in net gain (loss) on investments on the consolidated statements of operations.  The Company recorded loss from fair value changes of long-term investments of $10,422 and $7,715 for the years ended December 31, 2022 and 2023, respectively.

Equity Investments without Readily Determinable Fair Values

In January 2018, the Company adopted Accounting Standards Update (‘‘ASU’’) 2016-01, Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities, and accounts for equity investments that do not have a readily determinable fair value using the measurement alternative prescribed within ASU 2016-01, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. The Company recorded impairment losses of $44,474 and nil on equity securities without readily determinable fair values during the years ended December 31, 2022 and 2023, respectively.

(l).Accounts receivable and allowance for credit loss

Accounts receivable are stated at the original amount less an allowance for credit loss. Accounts receivable are recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional. The Company evaluates its accounts receivable for expected credit losses on a regular basis. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company considers factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness and other specific circumstances related to the accounts. The Company adjusts the allowance percentage periodically when there are significant differences between estimated bad debts and actual bad debts. If there is strong evidence indicating that the accounts receivable is likely to be unrecoverable, the Company also makes specific allowance in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. For the years ended December 31, 2022 and 2023, the Company recorded nil and $153 allowance for credit loss for accounts receivable.

Adoption of Accounting Standards Update (“ASU”) 2016-13

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Accounting Standards Codification (“ASC”) Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. The adoption of this ASU did not have a material impact on its consolidated financial statements.

(m).Inventories

Inventories primarily consists of the purchased electronic logging devices for use of SaaS related business, which are stated at the lower of cost and net realizable value as of December 31, 2022 and 2023.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

A valuation allowance is recorded to write down the cost of inventories to the estimated net realizable value, if lower than cost or products are slow-moving or damaged. When evaluating the need for a valuation allowance we evaluate factors such as historical and forecast consumer demand, obsolescence, and the economic environment. Net realizable value is determined by the estimated selling prices reduced by estimated additional cost of sale, selling expenses, and business taxes. No valuation allowance was recognized for the inventories for the years ended December 31, 2022, and 2023, respectively.

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

(o).Intangible assets

Intangible assets consist of computer software, customer relationships, technology and website domain name. The Company performs valuation of the intangible assets arising from business combination to determine the relative fair value to be assigned to each asset acquired. Intangible assets with indefinite useful lives that are acquired separately are carried at cost less accumulated impairment losses. The acquired intangible assets are recognized and measured at fair value. Intangible assets with useful lives are amortized using the straight-line approach over the estimated economic useful lives of the assets as follows:

Category	Estimated useful life
Computer software	5 years
Customer relationships	10 years
Technology platform	8 years
Website domain name	Indefinite
Trade name	3 years

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(q).Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets or asset group, including identifiable intangible assets, with determinable useful lives whenever events or changes in circumstances indicate that long-lived asset or asset group’s carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset or asset group against the estimated undiscounted future cash flows associated with it. The long-lived asset or asset group is not recoverable when the sum of the expected undiscounted future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is estimated based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. For the years ended December 31, 2022 and 2023, the Company recorded $962 and nil impairment losses for long-lived assets or definite-lived intangible assets.

The Company evaluates indefinite-lived intangible assets as at each reporting period or more frequently if events or changes in circumstances indicate that it might be impaired to determine whether events and circumstances continue to support indefinite useful lives. The value of indefinite-lived intangible assets is not amortized, but tested for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired in accordance with ASC 350. The Company first performs a qualitative assessment to assess all relevant events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. If after performing the qualitative assessment, the Company determines that it is more likely than not that the indefinite-lived intangible asset is impaired, the Company calculates the fair value of the intangible asset and performs the quantitative impairment test by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to that excess.

(r).Goodwill and Indefinite-lived Intangible Assets

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

The Company tests goodwill and intangible assets that are not subject to amortization for impairment annually on December 31, and the Company’s goodwill impairment review involves the following steps: 1) qualitative assessment – evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors the Company considers include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, financial performance, or events specific to that reporting unit. If, or when, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, the Company would move to the quantitative method; 2) quantitative method –the Company performs the quantitative fair value test by comparing the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The Company recorded goodwill impairment of nil and $395 for the years ended December 31, 2022 and 2023.

Certain of the Company's domain names have been assigned an indefinite life as the Company currently anticipate that they will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. The Company measures the fair value of identifiable intangible assets upon acquisition and review for impairment annually on December 31, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are: forecasted revenue growth rates; estimated future cash flows; and the market-participant discount rates.Nil and $1,500 impairment for intangible assets with indefinite life was recorded for the years ended December 31, 2022 and 2023, respectively.

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The following tables disaggregate revenue by subscription, advertising, and other services:

	For the Years Ended December 31,
	2022	2023

	(In thousands of US$)
Lofty
Subscription services	$22,816	$27,164
Advertising services	1,884	1,488
Other services	—	206
Subtotal	$24,700	$28,858
Trucker Path
Subscription services	$17,982	$21,063
Advertising services	2,325	1,830
Other services	631	167
Subtotal	$20,938	$23,060
Other Operations
Other services	$170	$155

Total revenues	$45,808	$52,073

	For the years ended December 31,
	2022	2023

	(In thousands of US$)
Timing of revenue recognition
Over time	$40,798	$48,433
At a point in time	5,010	3,640
Total revenue	$45,808	$52,073

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represent amounts invoiced and revenue recognized when the Company has satisfied the Company’s performance obligation and has the unconditional right to payment. There were no contract assets recorded as of December 31, 2022 and 2023.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $4,323 and $4,322 as of December 31, 2022 and 2023, respectively, which is substantially recognized as revenue within one year. Revenue recognized in the period that was included in the beginning of the period contract liability balance were $2,596 and $4,323 for the years ended December 31, 2022 and 2023, respectively.

(t).Cost of revenues

Cost of revenues consists of costs directly related to SaaS business and other services. The major cost components include direct amortization of purchased software, commission costs paid to third party distributors of the Company’s software such as Apple and Google Play Stores, and bandwidth costs paid to telecommunications carriers for hosting of servers.

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2022 and 2023.

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

The Company’s entities with functional currency of RMB, HKD, GBP and PHP translate their operating results and financial positions into US dollars, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Equity amounts are translated at historical exchange rates. Revenues, expenses, gains and losses are translated using the average rates for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as accumulated other comprehensive loss.

(y).Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. For the years presented, comprehensive loss includes net loss, foreign currency translation adjustments and net unrealized gain on available-for-sale investments. For the years ended December 31, 2022 and 2023, comprehensive income related to net unrealized gain on available-for-sale investments were $26 and nil, respectively.

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

(aa). Loss per share

Basic loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

Diluted loss per ordinary share reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares. The Company had stock options and non-vested restricted shares, which could potentially dilute basic earnings per share in the future. Potential ordinary shares in the diluted net loss per share computation are excluded in periods of net loss as their effect would be anti-dilutive, which was 138,318,013 and 55,876,491 for the years ended December 31, 2022 and 2023, respectively.

(ab). Recent accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, which modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect that the adoption of ASU 2023-07 will have a material impact on its consolidated financial statements disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The Company is in the process of evaluation the impact of adopting this new guidance on its consolidated financial statement.

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s consolidated results of operations or financial position.

4.SIGNIFICANT RISKS AND UNCERTAINTIES

Foreign currency risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Cash and cash equivalents of the Company included aggregate amounts of $1,250 and $5,359 on December 31, 2022 and 2023, respectively, which were denominated in RMB.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable and amounts due from related parties. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. Cash are held at multiple financial institutions. The Company has diversified its holding banks to reduce the impact of bank failures, such as Silicon Valley Bank (“SVB”), on its uninsured deposits and to facilitate international operations. The Company believes there is minimal risk relative to its cash and investment accounts.

There were no customers that accounted for 10% or more of total revenue for the years ended December 31, 2022 and 2023.

5.ACQUISITION

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

5.ACQUISITION - CONTINUED

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

The assets acquired and liabilities assumed and operations of Four Keys prior to the acquisition were not material.

6.PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2022	2023
Building	$5,281	$5,899
Computer equipment and application software	3,034	1,815
Server & network equipment	329	325
Furniture and vehicles	61	194
Leasehold improvements	352	595
Total	9,057	8,828
Less: accumulated depreciation	(3,510)	(2,671)
Property and equipment, net	$5,547	$6,157

Depreciation expenses were $196 and $262 for the years ended December 31,2022 and 2023, respectively.

7.INTANGIBLE ASSETS, NET

	As of December 31,
	2022	2023
Website domain name	$1,500	24
Technology platform	782	768
Customer relationships	741	610
Computer software	72	144
Trade name	540	540
Intangible assets, gross	3,635	2,086
Accumulated amortization	(1,210)	(1,359)
Intangible assets, net	$2,425	$727

Amortization expenses for the years ended December 31, 2022 and 2023 were $560 and $175, respectively. The Company made impairment of intangible assets of $962 and 1,500 for the years ended December 2022 and 2023, respectively. The following schedule, by fiscal years, of amortization amount of intangible assets, excluding non-amortizable intangible assets, as of December 31, 2023:

2024	$105
2025	96
2026	94
2027	83
2028	—
2029	—
Thereafter	—
Total	$378

8.LONG-TERM INVESTMENTS

		As of December 31,
	Note	2022	2023
Equity method investments:
Fundrise, L.P.	(i)	$12,085	$12,504
Other	(ii)	3,322	600
Total equity method investments		15,407	13,104

Equity investment with readily determinable fair values
Kaixin Auto Holdings	(iii)	$9,636	$1,921

Equity investment without readily determinable fair values
Suzhou Youge Interconnection Venture Capital Center		725	708
Total equity investments without readily determinable fair values		725	708

Total long-term investments		$25,768	$15,733
(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2022 and 2023 and recognized its share of gain of $173 and $419 for the years ended December 31, 2022 and 2023, respectively.

8.LONG-TERM INVESTMENTS - CONTINUED

(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,569 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2022 and 2023 and recognized its share of loss of $1,248 and $590 for the years ended December 31, 2022 and 2023, respectively. As of December 31, 2023, the Company recognized an impairment loss of $2,132 for the year ended December 31, 2023.
(iii)	On June 30, 2022, the Company’s equity interest in Kaixin decreased to 16.6% and the resignation of the Company’s representative from Kaixin’s Board of Directors, which combined resulted in a lack of significant influence in Kaixin. Thus, from June 30, 2022, the investment in Kaixin should be accounted for as equity investment with readily determinable fair value, a change in accounting the equity method. For the years ended December 31, 2022 and 2023, the Company recognized a $10,422 and $7,715 unrealized loss as a change of fair value to the investment of Kaixin, which was booked in loss from fair value change of a long-term investment. As of March 25, 2024, the market value of the Company’s equity investment in Kaixin Auto Holdings decreased to $0.4 million from $1.9 million as of December 31, 2023. The decrease in value is a result of a change in the quoted share price.

9.GOODWILL

Amount
Balance at January 1, 2022	124
Addition	414
Exchange difference	9
Balance at December 31, 2022	$547
Impairment loss (i)	(395)
Disposal (ii)	(166)
Exchange difference	14
Balance at December 31, 2023	$—

(i)	The impairment of goodwill was primarily related to the Rentancy acquisition and was recorded as a result of reduction in LoftyWorks operating results compared to our original acquisition model.
(ii)	The disposal of goodwill was due to the disposal of Trucker Path Logistics, Inc on May 1, 2023.

10.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2022	2023
Other tax payable	$4,551	$3,237
Employee payroll and welfare	2,367	2,473
Accrued professional fee and marketing expense	1,254	1,718
Other payable related to legacy business	2,154	2,101
Others	1,394	1,028
Total	$11,720	$10,557

11.OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases expire through 2023 and are renewable upon negotiation.

For the year ended December 31, 2023, cash paid for amounts included in the measurement of lease liabilities was $509.

The operating lease cost and short-term lease cost for the years ended December 31, 2022 and 2023 were as follows:

	For the Years Ended December 31,
	2022	2023
Selling expenses	$160	$128
Research and development expenses	379	285
General and administrative expenses	717	285
Total operating lease cost	1,256	698

Short-term lease cost	88	101

Total lease cost	$1,344	$799

The weighted average remaining lease term as of December 31, 2022 and 2023 was 0.62 and 1.64 years, and the weighted average discount rate of the operating leases was 10.30% and 10.30%.

Maturities of lease liabilities as of December 31, 2023 were as follows:

Operating Lease
2024	$504
2025	195
Total undiscounted lease payment	699
Less: Imputed interest	(49)
Present value of lease liabilities	$650

12.INCOME TAXES

The Company and subsidiaries incorporated in the Cayman Islands are not subject to income or capital gains taxes under the current laws of the Cayman Islands.

The Company’s subsidiaries incorporated in the US are subject to state income tax and federal income tax at different tax rates, depending upon taxable income levels. The U.S. federal statutory tax rate is 21%.

The Company’s subsidiaries incorporated in Hong Kong are subjected to Hong Kong profits tax. With effect from April 1, 2018, a two-tiered profits tax rate regime applies. The profits tax rate for the first HKD 2 million of corporate profits is 8.25%, while the standard profits tax rate of 16.5% remains for profits exceeding HKD 2 million. In fiscal year ended December 31, 2022 and 2023, the Hong Kong subsidiary Renren Giantly Limited and Renren Game Hongkong Limited had immaterial assessable profit or loss.

Renren Giantly Philippines Inc was established in 2018 and incorporated in the Philippines, which is subject to 30% enterprise income tax rate for the years ended December 31, 2020, and decreased to 25% for the years ended December 31, 2022 and 2023 due to the epidemic. Renren Giantly Philippines Inc did not have taxable income and no income tax expense was provided for in the fiscal years ended December 31, 2022 and 2023.

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

12.INCOME TAXES - CONTINUED

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

The Company’s subsidiaries and VIE located in the PRC had aggregate accumulated deficits as of December 31, 2023. Accordingly, no deferred tax liability had been accrued for the Chinese dividend withholding taxes as of December 31, 2023.

The current and deferred component of income tax expenses which were attributable to the Company’s PRC subsidiaries, VIE, and VIE’s subsidiaries, are as follows:

	For the Years Ended December 31,
	2022	2023
Current income tax benefit	$(2,342)	$(6,712)
Deferred income tax expenses	—	—
Total income tax benefit	$(2,342)	$(6,712)

The principal components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2023
Deferred tax assets
Provision for doubtful accounts	$4,504	$4,457
Write-down for inventory	52	52
Allowance for prepaid expenses and other current assets	4,575	4,462
Capitalized R&D costs	—	2,018
Accrued payroll and welfare	138	135
Provision of the restricted cash	527	—
Provision of amount due from a related party	590	576
Accrued liabilities	2,287	2,230
Advertising fee	533	516
Employee education fee	18	2
Intangible asset impairment	6,430	6,587
Net operating loss carry forwards	24,271	16,952
Total Deferred tax assets	43,925	37,987
Less valuation allowance	(43,925)	(37,987)

Deferred tax assets, net	$—	$—

12.INCOME TAXES - CONTINUED

The roll forward of valuation allowances of deferred tax assets for the year ended December 31, 2023 were as follows:

For the Year Ended
December 31, 2023
Balance as of beginning of year	$(43,925)
Addition	(1,980)
Expiration of NOL	1,870
Prior year true-up	3,525
Utilization of deferred tax assets	1,903
Foreign currency translation adjustments	620
Balance as of end of year	$(37,987)

The Company operates through multiple subsidiaries, VIE, and the VIE’s subsidiaries. The valuation allowance is considered on each entity an individual entity basis. The subsidiaries, VIE, and VIE’s subsidiaries have total deferred tax assets related to net operating loss carry forwards of $24,271 and $16,952 as of December 31, 2022 and 2023, respectively. The Company assessed the available evidence to estimate if sufficient future taxable income would be generated to use the existing deferred tax assets. As of December 31, 2022 and 2023, valuation allowances were established because the Company believes that it is more likely than not that its deferred tax assets will not be realized as it does not expect to generate sufficient taxable income in the near future. As of December 31, 2023, the Company had net operating losses of $11,968 from China and Philippines subsidiaries, which can be carried forward to offset future taxable profit. Net operating losses of $4,689, $3,595, $867, $1,161 and $1,656 will expire by 2024, 2025, 2026, 2027 and 2028 respectively, if not utilized. As of December 31, 2022 and 2023, the Company had federal net operating loss of approximately $74,174 and $54,240, respectively, and state net operating loss carryforwards of approximately $72,148 and $17,758, respectively. The Company files state tax returns in Arizona and California. For the federal income tax, the federal net operating losses incurred after 2017 are limited to 80% of taxable income and do not have an expiring date. For the state income tax, the net operating loss begins to expire starting in the year of 2032 for the two states. Pursuant to Section 382 of the Internal Revenue Code, utilization of net operating losses and credits may be subject to annual limitations due to changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. As of December 31, 2023, the Company estimates that there has not been a change of control under Section 382 but no formal study has been completed. The Company will continue to monitor trading activity in our shares which may cause an ownership change.

Loss before provision for income tax is attributable to the following geographic locations for the years ended December 31, 2022 and 2023:

	For the Years Ended December 31,
	2022	2023

United States	$(6,245)	$(1,995)
Foreign	(61,118)	(12,410)
Total loss before provision of income tax	$(67,363)	$(14,405)

12.INCOME TAXES - CONTINUED

A reconciliation of the income tax amount computed by applying the U.S. statutory federal income tax rate (21% in 2022 and 2023) to loss before the provision of income taxes and the actual provision for income taxes is as follows:

	For the Years Ended December 31,
	2022	2023

Loss before provision of income tax	$(67,363)	$(14,405)
U.S. federal statutory income tax rate	21%	21%
Income tax at statutory rate	(14,146)	(3,025)
Reversal of tax payable	(2,317)	(7,467)
Prior year true-up	—	3,526
Net operating loss not applicable for carryforward	1,386	1,573
Non-deductible expenses	1	1
Non-deductible expenses related to share-based compensation	806	624
Non-taxable loss from fair value loss of a long-term investment	2,189	1,620
Effect of income tax rate differences in jurisdictions other than the US	9,756	1,754
Effects of Company cancellation	(116)	—
Changes in valuation allowance	99	(5,318)
Income tax benefit	$(2,342)	$(6,712)

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. Tax years after 2019 for the U.S. federal jurisdiction and 2017 for PRC subsidiaries, VIE, and VIE’s subsidiaries remain subject to tax examination as of December 31, 2023, at the tax authority’s discretion. For the year ended December 31, 2023, the Company reversed the income tax payable amounted of  $7,467 which has passed five years from original accrual date.

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2023, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the year ended December 31, 2023, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

13.ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the years ended December 31, 2022 and 2023, 16,799,985 and 44,947,350 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation, respectively, among which the vesting of 21,267,315 restricted shares was suspended due to the Stipulation Settlement until January 13, 2023, but expensed according to the original vesting schedule. The catch-up vesting of all suspended shares was applied upon the completion of the settlement (See Note 14).

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

13.ORDINARY SHARES - CONTINUED

For year ended December 31, 2023, the Company repurchased 1,270,937 ADSs, excluding the ADSs repurchased from Softbank, representing 57,192,165 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $ 2,002 on the open market, at a weighted average price of $1.58 per ADS and recorded as treasure stock.

Stock Repurchase from SoftBank

On May 23, 2023, the Company entered into a share repurchase agreement with SoftBank Group Capital Limited (“SoftBank”), pursuant to which the Company repurchased Class A and Class B ordinary shares of 152,870,520, and 135,129,480, respectively, from SoftBank. The repurchase price was $1.1144 per ADS, and the aggregate purchase price was $7,132. The purchase price per share was greater than the market price, which closed at $0.93 per share on the day of the share repurchase.

On December 29, 2023, the Company entered into a share repurchase agreement with SoftBank, pursuant to which the Company repurchased from SoftBank 117,388,451 Class A ordinary shares, par value US$0.001 per share, of the Company, for a total purchase price of US$2,459. (collectively with the foregoing transaction, the “Share Repurchase”), or approximately US$0.94 per ADS. The purchase price per share was less than the market price, which closed at $0.97 per share on the day of the share repurchase.

The Company used cash on hand for the Share Repurchase from Softbank and retired the Ordinary Shares purchased in the Share Repurchase. After the Share Repurchase, SoftBank is no longer a shareholder of the Company. In this Share Repurchase transaction, the excess of $9,186 over ordinary shares’ par value was charged entirely to retained earnings.

Prior to the Share Repurchase, no person owns more than 50% of the Company’s outstanding shares or voting power. A change in control of the Company occurred by virtue of the consummation of the Share Repurchase, with Mr. Joseph Chen (“Mr. Chen”), the Company’s founder, chairman of board of directors and chief executive officer, becoming the Company’s largest and controlling shareholder. Immediately after giving effect to the Share Repurchase, Mr. Chen holds 163,628,956 Class A ordinary shares and 170,258,970 Class B ordinary shares, representing 46.4% of total outstanding shares and 82.9% of total voting power of the Company.

The following table sets forth repurchase activity under the Stock Repurchase Program from inception through December 31, 2023, which included the stock repurchase from Softbank:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
	ADSs Purchased	Paid Per ADS	Programs	Programs
Periods
January 2023:
Open market purchases	258,661	$2.04	$528	$14,472
February 2023:
Open market purchases	251,708	$1.89	$476	$13,996
March 2023:
Open market purchases	168,513	$1.41	$245	$13,751
April 2023:
Open market purchases	161,691	$1.35	$219	$13,532
May 2023:
Open market purchases	166,299	$1.06	$176	$13,356
Repurchase from Softbank	6,400,000	$1.11	$7,132	6,224
June 2023:
Open market purchases	214,579	$1.45	$309	$5,915
October 2023:
Open market purchases	20,342	$0.97	$20	$5,895
December 2023:
Open market purchases	29,144	$1.01	$29	$5,866
Repurchase from Softbank	2,608,632	$0.94	$2,459	$3,407
Total	10,279,569		$11,593

14.SHARE-BASED COMPENSATION

Moatable, Inc. Stock options

Moatable, Inc. adopted the 2006 Equity Incentive Plan (the “2006 Plan”), the 2008 Equity Incentive Plan (the “2008 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”), the 2011 Share Incentive Plan (the “2011 Plan”), the 2016 Share Incentive Plan (the “2016 Plan”), the 2018 Share Incentive Plan (the “2018 Plan”) and the 2021 Share Incentive Plan (the “2021 Plan”) (collectively the “Equity Incentive Plans”), for the purpose of granting stock options and incentive stock options to employees and executives to provide incentives for future service and retention. In 2006, Moatable, Inc. adopted the 2006 Plan to replace the equity incentive plans adopted during the years ended December 31, 2003, 2004 and 2005. 2006 Plan, 2008 Plan and 2009 Plan expired as of December 31, 2021. On November 4, 2021, the board of directors of the Company approved the adoption of the 2021 Plan. The following is the maximum aggregate number of shares which may be issued pursuant to all awards under the 2011 Plan, 2016 Plan, 2018 Plan and 2021 Plan:

Maximum
aggregate
number of
shares
2011 Plan	110,014,158
2016 Plan	53,596,236
2018 Plan	107,100,000
2021 Plan	56,000,000

The term of the options may not exceed ten years from the date of the grant. The awards under the above plans are subject to vesting schedules ranging from immediately upon grant to six years subsequent to grant date.

The Company did not grant any options under these plans for any periods presented.

The following table summarizes information with respect to share options outstanding as of December 31, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	91,646,055	1.10	$0.01	$0.01	91,646,055	1.10	$0.01	$0.01
	91,646,055			$0.01	91,646,055			$0.01

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2022	95,021,055	$0.01

Exercised	(3,150,000)	$0.01
Forfeited	(225,000)	$0.01

Balance, December 31, 2023	91,646,055	$0.01

Exercisable, December 31, 2023	91,646,055	$0.01

Expected to vest, December 31, 2023	—	$—

For employee stock options, the Company recorded share-based compensation of $484 and nil for the years ended December 31, 2022 and 2023, respectively, based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method.

14.SHARE-BASED COMPENSATION - CONTINUED

For the years ended December 31, 2022 and 2023, there was no share-based compensation recorded for non-employee options.

As of December 31, 2023, there was no unrecognized share-based compensation expense relating to share options.

Moatable, Inc. Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2022	35,263,634	$0.14

Granted	11,022,615	$0.04
Vested (i)	(20,530,035)	0.12
Forfeited	(5,217,838)	$0.29

Outstanding as of December 31, 2023	20,538,376	$0.07

(i)	On October 7, 2021, the Company entered into a Stipulation of Settlement (the “Stipulation”) as a nominal defendant with respect to the consolidated shareholder derivative lawsuits. Pursuant to the Stipulation, the Company shall set the record date for determining holders of the Company’s Class A ordinary shares and American Depositary Shares who are entitled to receive distributions from the Settlement (the “Record Date”) on the earliest practicable date after the Stipulation and the settlement of the action is approved by the court and such approval has become final. On December 10, 2021, the court issued a written order formally denying the motion to approve the Stipulation and Settlement (the “Order”), which prevented the Company from setting the Record Date as originally contemplated under the Stipulation and, consequently, may cause a material increase in the amount of the Settlement. In order to mitigate the Order’s impact on the settlement, including the amount of the Settlement, and pursuant to the Board’s general administrative authority under the Equity Incentive Plans, the Board deems it to be in the best interest of the Company and its shareholders as a whole to suspend vesting of the equity awards, including share options and restricted shares under Equity Incentive Plans, from January 1, 2022, through and until the completion of the Settlement (the “Vesting Suspension”) The Vesting Suspension had been lifted on January 13, 2023. During suspended vesting, the Company continued to record expenses for all granted shares consistent with the vesting schedules.

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares from continuing operations of $3,024 and $2,525 for the years ended December 31, 2022 and 2023, respectively.

Total unrecognized compensation expense amounting to $2,477 related to nonvested restricted shares granted as of December 31, 2023. The expense is expected to be recognized in continuing operations over a weighted-average period of 1.01 years.

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

14.SHARE-BASED COMPENSATION - CONTINUED

The term of the options may not exceed ten years from the date of the grant. The awards under the above plans are subject to vesting schedules ranging from immediately upon grant to four years subsequent to grant date.

During 2020, Lofty issued an aggregate of 41,730 options under the 2020 Lofty Plan to certain of its directors, officers and employees as compensation for their services. The weighted-average grant-date fair value of the share options granted during the period presented was $4.00 per option.

During 2020, Trucker Path issued an aggregate of 34,355 options under the 2020 Trucker Path Plan to certain of its directors, officers and employees to compensate their services. The weighted-average grant-date fair value of the share options granted during the period presented was $2.00 per option.

During 2022, Lofty issued an aggregate of 19,726 options under 2021 Lofty Plan to certain of its directors, officers and employees as compensation for their services. The weighted average grant-date fair value of the share options granted during the period presented was $34.00 per option.

During 2022, Trucker Path issued an aggregate of 18,070 options under the 2021 Trucker Path Plan to certain of its directors, officers and employees to compensate their services. The weighted-average grant-date fair value of the share options granted during the period presented was $66.00 per option.

During 2023, Lofty granted an aggregate of 3,861 options under 2021 Lofty Plan to certain of its directors, officers and employees as compensation for their services. The weighted average grant-date fair value of the share options granted during the period presented was $24.71 per option. 12/48ths of these options will vest on the one-year anniversary of the vesting commencement date, and 1/48th will vest on the last day of each month thereafter, subject to the option holder’s continuous service as of each such date.

During 2023, Trucker Path granted an aggregate of 585 options under the 2021 Trucker Path Plan to certain of its directors, officers and employees to compensate their services. The weighted-average grant-date fair value of the share options granted during the period presented was $16.81 per option. 12/48ths of these options will vest on the one-year anniversary of the vesting commencement date, and 1/48th will vest on the last day of each month thereafter, subject to the option holder’s continuous service as of each such date.

The Company recorded share-based compensation expense for Lofty and Trucker Path for the years ended December 31, 2022 and 2023 as follows, based on the fair value on the grant dates over the requisite service period of award using the straight-line method.

	For the Years ended December 31,
	2022	2023
Lofty	$176	$188
Trucker Path	$308	$254

14.SHARE-BASED COMPENSATION - CONTINUED

As of December 31, 2023, there were $427 and $541 unrecognized share-based compensation expense relating to share options of Lofty Plan and Trucker Path Plan, respectively. This amount is expected to be recognized over a weighted-average vesting period of 2.26 and 2.01 years for Lofty Plan and Trucker Path Plan, respectively.

In determining the fair value of share options, a binomial option pricing model is applied. Assumptions used to estimate the fair values of the share options granted or modified were as follows:

	For the Years ended December 31, 2023
	Lofty	Trucker Path
Risk-free interest rate (1)	3.52-4.29%	4.22-4.29%
Volatility (2)	43-44%	48-49%
Expected term (in years) (3)	10	10
Exercise price (4)	$33.48	$64.70
Dividend yield (5)	0.00%	0.00%
Fair value of underlying ordinary share (6)	23.77-25.33	14.90-17.22

(1)Risk-free interest rate

Risk-free interest rate was estimated based on the yield to maturity of treasury bonds of the United States with a maturity period close to the expected life of the options.

(2)Volatility

The volatility of the underlying ordinary shares during the life of the options was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the options.

(3)Expected term

For the options granted to employees, the Company estimated the expected term based on the vesting and contractual terms and employee demographics.

(4)Exercise price

The exercise price of the options was determined by the Company’s board of directors.

(5)Dividend yield

The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options.

14.SHARE-BASED COMPENSATION - CONTINUED

(6)Fair value of underlying ordinary shares

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

The following table summarizes information with respect to share options outstanding of Lofty Plan as of December 31, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00 and 73.35	47,673	7.50	$28.03	$25.07	35,248	7.30	$19.94	$31.35
	47,673			$25.07	35,248			$31.35

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2022	49,748	$31.19	$15.11
Granted	3,861	$33.48	$24.71
Exercised	(438)	$73.35	$33.48
Forfeited	(5,498)	$56.81	$26.42
Balance, December 31, 2023	47,673	$28.03	$14.41
Exercisable, December 31, 2023	35,248	$19.94
Expected to vest, December 31, 2023	12,424	$51.00

The following table summarizes information with respect to share options outstanding of Trucker Path Plan as of December 31, 2023:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00 and 133.00	48,649	7.35	$46.01	$31.24	40,765	7.09	$33.00	$36.13
	48,649			$31.24	40,765			$36.13

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2022	51,005	$49.60	$24.45
Granted	585	$64.70	$16.81
Forfeited	(2,941)	$111.05	$55.24
Balance, December 31, 2023	48,649	$46.01	$22.81
Exercisable, December 31, 2023	40,765	$33.00
Expected to vest, December 31, 2023	7,884	$112.48

14.SHARE-BASED COMPENSATION - CONTINUED

The total amount of share-based compensation expense for options, nonvested restricted shares of the Company and Lofty and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows:

	For the Years ended December 31,
	2022	2023
Selling and marketing	$179	$149
Research and development	669	723
General and administrative	3,144	2,095
Total share-based compensation expense	$3,992	$2,967

There was no income tax benefit recognized in the statements of operations for share-based compensation for the years ended December 31, 2022 and 2023.

15.RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company:

	Name	Relationship
(a)	Kaixin Automobile Holdings (“Kaixin”)	Equity investment of the Company (Note 8)
(b)	Infinities Technology (Cayman) Holding Limited (“Infinities”)	Equity investment of the Company
(c)	Oak Pacific Investment (“OPI”) and its subsidiaries	An entity controlled together by chief executive officer and one of our independent board member, and its subsidiaries.

Amounts due from related parties

As of December 31, 2022 and 2023 amounts due from related parties including both current and non-current were as follows:

		As of December 31,
	Note	2022	2023
Gross amount due from Kaixin	(i)	3,727	3,690
Less: bad debt provision		(3,727)	(3,690)
Net amount due from Kaixin		—	—
Infinities	(ii)	688	671
OPI and its subsidiaries		27	13
Total		$715	$684
(i)	The balances mainly represented the advances made to Kaixin daily operational purposes. The Company provided full bad debt provision for the year ended December 31, 2021, as the Company concluded the likelihood of the balance being recovered is remote.

15.RELATED PARTY BALANCES AND TRANSACTIONS - CONTINUED

(ii)	The balance represents the receivable from Infinities in connection with the disposition of the SNS business. In November 2018, the Company’s Board of Directors approved a proposal for the sale of its SNS Business to Beijing Infinities for a combined consideration of $20,000 in cash and $40,000 in the form of Beijing Infinities shares to be issued to the Company. The Company collected $6,866 in 2019, however, by December 31, 2019, Beijing Infinities failed to make payments under the agreed extended repayment plan. Based on assessment of the collectability, the Company provided an allowance of $12,408 for the receivable. Additionally, the shares receivable in the form of Infinites Technology (Cayman) Holding Limited, which is the holding company of Beijing Infinities, were received as of December 31, 2020 and were recorded as long-term investments in the consolidated balance sheets as of December 31, 2020.

Amounts due to related parties

		As of December 31,
	Note	2022	2023
Infinities		$660	$643
OPI and its subsidiaries	(iii)	2	12
Total		$662	$655
(iii)	The Company received $9,179 transitory funding with no interest from OPI and its subsidiaries in August 2023 and returned the funds in December 2023.

16.SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

The Company is engaged in providing SaaS platforms to customers primarily located in the United States. The Company’s operations are conducted in two reportable segments: Lofty and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company sells similar platform services in each of its segments, it is impracticable to segregate and identify revenues for each of these individual products and services.

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

The Company measures the results of its segments using, among other measures, each segment’s revenue and cost of sales. Information for the Company’s segments, as well as for Other Operations, is provided in the following table:

	Lofty	Trucker Path	Other Operations	Consolidated
Fiscal year Ended December 31, 2023
Revenue	$28,858	23,060	155	52,073
Cost of sales	4,273	6,783	156	11,212
Gross Margin	$24,585	16,277	(1)	40,861

Fiscal year Ended December 31, 2022
Revenue	$24,700	$20,938	$170	$45,808
Cost of sales	3,597	6,731	82	10,410
Gross Margin	$21,103	$14,207	$88	$35,398

The majority of the Company’s revenue for the years ended December 31, 2022 and 2023 was generated from the United States.

As of December 31, 2022, the long-lived assets in the carrying value of $108, $231 and $8,208 of the Company were located in the PRC, Philippines and United States, respectively. As of December 31, 2023, the long-lived assets $682, $257 and $6,844 of the Company were located in the PRC, Philippines and United States, respectively.

17.STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the years ended December 31, 2022 and 2023.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution was $8,732 as of December 31, 2023, respectively.

18.SUBSEQUENT EVENT

On March 20, 2024, the Company’s founder, chairman of the board of directors and chief executive officer exercised his option to acquire 91.6 million shares (2.0 million ADS) for  approximately $1.0 million or $0.51 per share.

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2023, through the issuance date, April 3, 2024, of the consolidated financial statements, and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.