Form 10-Q
period 2024-03-31
Moatable, Inc.
filed 2024-05-15
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)
American depositary shares, each representing 45 Class A ordinary shares	MTBLY
Class A ordinary shares, par value $0.001 per share*	N/A

*Not for trading, but only in connection with the quoting of American depositary shares on the OTC Market.

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

As of May 7, 2024, the registrant had 637,962,549 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding.

Moatable, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

i

Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events, financial or operating performance. Forward-looking statements often include words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, risks, or intentions. Forward-looking statements include, among other things, statements regarding:

●	future financial performance including statements about our revenue, cost of revenue, gross margins, operating expenses, and business strategies;
●	predictions regarding the size and growth potential of the markets for our products or our ability to serve those markets;
●	ability to retain our customer base, grow the average subscription revenue per customer, or sell additional products and services to the customer base;
●	ability to expand our sales organization or research and development activities to address existing markets and serve new markets;
●	anticipate and address the technological or service needs of our customers, to release upgrades to our existing software platforms, and to develop new and enhanced applications to meet the needs of our customers;
●	likelihood of macro-economic events that may impact the ability to operate within certain markets or disrupt the flow of products and services such as pandemics, wars, and deterioration of relations between sovereign entities;
●	future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries, particularly those in which we operate and sell products, including China;
●	regulatory changes, business relationships, and operating risks that impact our ability to compete within the industries we serve;
●	anticipated investments, including in sales and marketing, research and development, customer service and support, data center infrastructure, and our expectations relating to such investments;
●	ability to attract, hire, and retain talent including sales, software development, or management personnel to expand operations;
●	accuracy of our estimates regarding expenses, future revenues, gross margins, and needs for additional financing;
●	ability to obtain funding for our operations;
●	ability to integrate and grow acquired businesses and achieve anticipated results from strategic partnerships;
●	anticipated effect on the business of litigation to which we are or may become a party;
●	effectiveness of lead generation, branding, and other demand generation strategies to reach our customers and sustain growth.

ii

Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (“SEC”), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, (i) “Moatable,” “the company,” “we,” “us,” “our,” and similar terms include Moatable Inc. and its subsidiaries and, in the context of describing our consolidated financial information, also include the VIE and its subsidiaries, unless the context indicates otherwise; (ii) “ADSs” refers to American depositary shares, each of which represents 45 of our Class A ordinary shares, par value $0.001 per share; (iii) “Lofty” refers to Lofty, Inc., our majority-owned subsidiary incorporated in the state of Delaware and formerly known as Chime Technologies, Inc.; (iv) “PRC” or “China” refers to the People’s Republic of China, excluding, for purposes of this Quarterly Report on Form 10-Q only, Hong Kong, Macau, and Taiwan; (v) “Qianxiang Shiji” refers to Qianxiang Shiji Technology Development (Beijing) Co., Ltd., our wholly-owned subsidiary incorporated in China; (vi) “Qianxiang Tiancheng” or “VIE” refers to Beijing Qianxiang Tiancheng Technology Development Co., Ltd., a company incorporated in China; (vii) “Shares” or “ordinary shares” refers to our Class A ordinary shares and Class B ordinary shares, par value $0.001 per share; (viii) “Trucker Path” refers to Trucker Path, Inc., our majority-owned subsidiary incorporated in the state of Delaware; and (ix) all dollar amounts refer to United States (U.S.) dollars unless otherwise indicated.

“Moatable,” “Lofty,” “Trucker Path,” and other trademarks of ours appearing in this report are our property. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND MARCH 31, 2024

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	March 31,
	2023	2024
ASSETS
Current assets
Cash and cash equivalents	$33,913	$33,774
Restricted cash	5,056	5,113
Accounts receivable, net	2,603	3,041
Amounts due from related parties	684	670
Prepaid expenses and other current assets, net	3,928	4,337
Total current assets	46,184	46,935

Non-current assets
Property and equipment, net	6,157	6,155
Intangible assets, net	727	457
Long-term investments	15,733	13,728
Right-of-use assets	744	623
Other non-current assets	155	198
Total non-current assets	23,516	21,161
TOTAL ASSETS	$69,700	$68,096

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,064	$1,759
Accrued expenses and other current liabilities	10,557	10,673
Operating lease liabilities - current	461	432
Amounts due to related parties	655	626
Deferred revenue	4,322	4,333
Income tax payable	3,381	3,436
Total current liabilities	21,440	21,259

Non-current liabilities
Operating lease liabilities - non-current	189	98
Total non-current liabilities	189	98
TOTAL LIABILITIES	$21,629	$21,357

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS- continued

DECEMBER 31, 2023 AND MARCH 31, 2024

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	March 31,
	2023	2024
Commitments and contingencies	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 607,424,941 shares issued and 550,232,776 shares outstanding as of December 31, 2023; 703,529,281 shares issued and 638,345,746 shares outstanding as of March 31, 2024	$608	$704
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized; 170,258,970 shares issued and outstanding as of December 31, 2023 and March 31, 2024; each Class B ordinary share is convertible into one Class A ordinary share	170	170
Treasury stock	(2,002)	(2,157)
Additional paid in capital	782,365	783,864
Accumulated deficit	(716,315)	(719,129)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(8,778)	(8,825)

Total Moatable, Inc. shareholders’ equity	62,760	61,339

Non-controlling interest	(14,689)	(14,600)

Total equity	48,071	46,739

TOTAL LIABILITIES AND EQUITY	$69,700	$68,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2024

(In thousands, except per share amounts and shares) (Unaudited)

	For the three months ended March 31,
	2023	2024
Revenues:
SaaS revenue	$12,080	$13,982
Other services	69	41
Total revenues	12,149	14,023
Cost of revenues:
SaaS business	2,674	3,280
Other services	49	36
Total cost of revenues	2,723	3,316

Gross profit	9,426	10,707

Operating expenses
Selling and marketing	4,896	3,787
Research and development	4,902	4,458
General and administrative	3,047	3,398
Impairment of intangible assets	—	207
Total operating expenses	12,845	11,850

Loss from operations	(3,419)	(1,143)
Other (expense) income, net	(23)	34
Gain (Loss) from fair value change of a long-term investment	8,276	(1,488)
Interest income	356	362
Income (Loss) before provision of income tax and loss in equity method investments and non-controlling interest, net of tax	5,190	(2,235)
Income tax expenses	—	(115)
Income (Loss) before loss in equity method investments and noncontrolling interest, net of tax	5,190	(2,350)
Impairment on and income (loss) in equity method investments, net of tax	144	(491)
Net income (loss)	$5,334	$(2,841)
Net loss attributable to non-controlling interests	(636)	(27)
Net income (loss) attributable to Moatable Inc.	$5,970	$(2,814)

Net income (loss) per share:
Net income (loss) per share attributable to Moatable Inc. shareholders:
Basic	$0.005	$(0.004)
Diluted	0.005	(0.004)
Weighted average number of shares used in calculating net income (loss) per share attributable to Moatable Inc. shareholders:
Basic	1,143,950,029	719,825,245
Diluted	1,240,257,189	719,825,245

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2024

(In thousands) (Unaudited)

Net income (loss)	$5,334	$(2,841)

Other comprehensive income (loss), net of tax
Foreign currency translation, net of nil income taxes	132	(48)
Net unrealized loss on available-for-sale investments, net of nil income taxes for the three months ended March 31, 2023 and 2024, respectively	(42)	—
Other comprehensive income (loss)	90	(48)
Comprehensive income (loss)	5,424	(2,889)
Less: total comprehensive loss attributable to non-controlling interest	(631)	(28)
Comprehensive income (loss) attributable to Moatable Inc.	$6,055	$(2,861)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2024

(In thousands, except share amounts and shares) (Unaudited)

										Accumulated
										other	Total	Non-
	Class A Ordinary shares		Class B Ordinary shares		Treasury stock		Additional	Accumulated	Statutory	comprehensive	Moatable	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	reserves	loss	Inc.’s Equity	interest	equity

Balance as of December 31, 2022	832,736,562	$833	305,388,450	$305	—	$—	$779,002	$(697,299)	$6,712	$(8,951)	$80,602	$(13,888)	$66,714
Stock-based compensation	—	—	—	—	—	—	644	—	—	—	644	121	765
Repurchase of Class A ordinary shares	—	—	—	—	(30,549,690)	(1,249)	—	—	—	—	(1,249)	—	(1,249)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(42)	(42)	—	(42)
Other comprehensive income	—	—	—	—	—	—	—	—	—	127	127	5	132
Reclassification of additional paid-in capital	—	—	—	—	—	—	838	(838)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	5,970	—	—	5,970	(636)	5,334
Exercise of share options and restricted shares vesting	30,645,751	3	—	—	—	—	33	—	—	—	36	—	36
Balance as of March 31, 2023	863,382,313	836	305,388,450	305	(30,549,690)	(1,249)	780,517	(692,167)	6,712	(8,866)	86,088	(14,398)	71,690

Balance as of December 31, 2023	607,424,941	$608	170,258,970	$170	(57,192,165)	$(2,002)	$782,365	$(716,315)	$6,712	$(8,778)	$62,760	$(14,689)	$48,071
Stock-based compensation	—	—	—	—	—	—	555	—	—	—	555	117	672
Repurchase of Class A ordinary shares	—	—	—	—	(7,991,370)	(155)	—	—	—	—	(155)	—	(155)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(47)	(47)	(1)	(48)
Net loss	—	—	—	—	—	—	—	(2,814)	—	—	(2,814)	(27)	(2,841)
Exercise of share option and restricted shares vesting	96,104,340	96	—	—	—	—	944	—	—	—	1,040	—	1,040
Balance as of March 31, 2024	703,529,281	$704	170,258,970	$170	(65,183,535)	$(2,157)	$783,864	$(719,129)	$6,712	$(8,825)	$61,339	$(14,600)	$46,739

The accompanying notes are integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2024

(In thousands) (Unaudited)

	For the three months ended March 31,
	2023	2024
Cash flows from operating activities:
Net income (loss)	$5,334	$(2,841)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	765	672
Impairment on and (loss) gain in equity method investments	(144)	491
Amortization of the right-of-use assets	165	107
Depreciation and amortization	64	126
Impairment on intangible asset	—	207
Fair value change on long-term investment	(8,276)	1,488
Changes in operating assets and liabilities:
Accounts receivable	(490)	(438)
Prepaid expenses and other current assets	31	(409)
Other non-current assets	—	(43)
Accounts payable	(1)	(305)
Amounts due from/to related parties	1	—
Accrued expenses and other current liabilities	(50)	116
Deferred revenue	(11)	11
Operating lease liabilities	(215)	(123)
Income tax payable	—	55
Net cash used in operating activities	(2,827)	(886)

Cash flows from investing activities:
Purchase of short-term investments	(305)	—
Dividend received from equity investment	52	—
Proceeds from disposal of equipment and property	1	—
Purchases of property and refurbishment construction	(811)	(106)
Purchases of intangible assets	(25)	—
Net cash used in investing activities	(1,088)	(106)

Cash flows from financing activities:
Proceeds from exercise of share options	36	1,040
Ordinary share buyback	(1,249)	(155)
Dividend received from stipulation settlement	2,630	—
Net cash provided by financing activities	1,417	885

Net decrease in cash and cash equivalents and restricted cash	(2,498)	(107)
Cash and cash equivalents and restricted cash at the beginning of the period	27,960	38,969
Effect of exchange rate changes	151	25
Cash and cash equivalents and restricted cash at the end of the period	$25,613	$38,887
Reconciliation of cash, cash equivalents, and restricted cash reported within the condense consolidated balance sheets
Cash and cash equivalents	$25,613	$33,774
Restricted cash	—	5,113
Cash and cash equivalents and restricted cash at the end of the period	$25,613	$38,887

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$262	$—

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

As of March 31, 2024, Moatable, Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

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

The VIE arrangements

PRC regulations limit direct foreign ownership of business entities providing value-added telecommunications services, online advertising services and internet services in the PRC where certain licenses are required for the provision of such services. Although the Company no longer operates businesses requiring the VIE, historically, the Company provided online advertising, internet value-added services (“IVAS”), and internet finance services through its VIE, Qianxiang Tiancheng, which is referred to as the “VIE”.

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

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying condensed consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries (in thousands). As of December 31, 2023 and March 31, 2024, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,	As of March 31,
	2023	2024
Total assets	$7,001	$6,443
Total liabilities	$11,877	$8,179

	For the three months ended March 31,
	2023	2024
Revenues	$34	$20
Net Loss	$(4,383)	$(2,746)

	For the three months ended March 31,
	2023	2024
Net cash provided by operating activities	$306	$167
Net cash used in investing activities	$(8)	$(88)
Net cash used in financing activities	$—	$—

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and E Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Principles of consolidation

The condensed consolidated financial statements of the Company include the financial statements of Moatable, Inc., its subsidiaries, its VIE and VIE’s subsidiaries. All inter-company transactions and balances are eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, allowance for doubtful accounts, the fair value of share-based compensation awards, the realization of deferred income tax assets, impairment of long-lived assets, and impairment of long-term investments.

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

Restricted Cash

On August 28, 2023, the Company entered into an Escrow Agreement with U.S. Bank National Association to enhance directors and officers’ insurance coverage. The Company set aside $5 million restricted cash into an escrow account with U.S. Bank as required by the contractual agreement with U.S. Bank National Association.

Accounts receivable and allowance for credit loss

Accounts receivable are stated at the original amount less an allowance for credit loss. Accounts receivable are recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional. The Company evaluates its accounts receivable for expected credit losses on a regular basis. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company considers factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness, current market conditions, reasonable and supportable forecasts of future economic conditions, and other specific circumstances related to the accounts. The Company adjusts the allowance percentage periodically when there are significant differences between estimated bad debts and actual bad debts. If there is strong evidence indicating that the accounts receivable is likely to be unrecoverable, the Company also makes specific allowance in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. For the three months ended March 31, 2023 and 2024, the Company recorded nil allowance for credit loss for accounts receivable, respectively.

Revenue recognition

The Company recognizes revenue when control of the service has been transferred to the customer, generally upon delivery to a customer. The contracts have a fixed contract price and revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. The Company collects taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in revenues and cost of revenues. The Company generally expenses sales commissions when incurred because the amortization period is less than one year. These costs are recorded within selling and marketing expenses. The Company does not have any significant financing payment terms as payment is received at or shortly after the point of sale.

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

Other services: Other services mainly include revenue from the provision of back-office services to Oak Pacific Investment (“OPI”) and revenue from non-recurring sources.

The Company provides back-office services including accounting, legal, and business-related consulting services, which is a single performance obligation provided over the contract periods with pre-determined stand-alone selling price. The Company recognizes revenue over the contract periods.

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represent amounts invoiced and revenue recognized when the Company has satisfied the Company’s performance obligation and has the unconditional right to payment. There were no contract assets recorded as of December 31, 2023 and March 31, 2024.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $4,322 and $4,333 as of December 31, 2023 and March 31, 2024, respectively, which is substantially recognized as revenue within one year. The amount of revenue recognized during the three months ended March 31, 2023 and 2024 that was previously included in the deferred revenue as of December 31, 2022 and 2023 were $2,228 and $2,445 respectively.

Recent accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, which modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The update is to be adopted retrospectively to all periods presented and is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company .is in the process of evaluation the impact of adopting this new guidance on its consolidated financial statement.

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is to be adopted on a prospective basis with the option to apply retrospectively and is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The Company is in the process of evaluation the impact of adopting this new guidance on its consolidated financial statement.

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s consolidated results of operations or financial position.

3.   LONG-TERM INVESTMENTS

Long-term investments consisted of the following (in thousands):

		As of December 31,	As of March 31,
	Note	2023	2024
Equity method investments:
Fundrise, L.P.	(i)	$12,504	$12,601
Other	(ii)	600	—
Total equity method investments		13,104	12,601

Equity investment with readily determinable fair values
Kaixin Auto Holdings	(iii)	$1,921	$435

Equity investment without readily determinable fair values
Suzhou Youge Interconnection Venture Capital Center		708	692
Total equity investments without readily determinable fair values		708	692

Total long-term investments		$15,733	$13,728
(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2023 and March 31, 2024 and recognized its share of income of $92 and $97 for the three months ended March 31, 2023 and 2024, respectively.
(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,385 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2023 and March 31, 2024 and recognized no share of income for the three months ended March 31, 2023 and 2024, respectively. For the three months ended March 31, 2024, the Company recognized an impairment loss of $588.

(iii)	As of March 31, 2024, the Company’s equity interest in Kaixin was 16.6% and the investment in Kaixin was accounted for as equity investment with readily determinable fair value. For the three months ended March 31, 2023 and 2024, the Company recognized a $8,276 unrealized income and $1,488 unrealized loss as a change of fair value to the investment of Kaixin, which was booked in gain (loss) from fair value change of a long-term investment. As of March 31, 2024, the market value of the Company’s equity investment in Kaixin Auto Holdings decreased to $435 from $1,921 as of December 31, 2023. The decrease in value is a result of a change in the quoted share price.

4.   OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases expire through 2025 and are renewable upon negotiation.

For the three months ended March 31, 2023 and 2024, cash paid for amounts included in the measurement of lease liabilities was $215 and $123, respectively.

The operating lease cost and short-term lease cost for the three months ended March 31, 2023 and 2024 were as follows (in thousands):

	For the three months ended March 31,
	2023	2024
Selling expenses	$48	$18
Research and development expenses	70	121
General and administrative expenses	51	20
Total operating lease cost	169	159

Short-term lease cost	59	9

Total lease cost	$228	$168

The weighted average remaining lease term as of December 31, 2023 and March 31, 2024 was 1.64 and 1.40 years, and the weighted average discount rate of the operating leases was 10.30% and 10.30%, respectively.

Maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

Operating Lease
Remainder of 2024	$373
2025	191
Total undiscounted lease payment	564
Less: Imputed interest	(34)
Present value of lease liabilities	$530

5.   ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the three months ended March 31, 2023 and 2024, 30,645,751 and 96,104,340 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation, respectively. The vesting of 21,267,315 restricted shares during the three months ended March 31, 2023 was suspended due to the Stipulation Settlement until January 13, 2023, but expensed according to the original vesting schedule. The catch-up vesting of all suspended shares was applied upon the completion of the settlement.

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

The Stock Repurchase Program does not obligate the Company to repurchase any amount of the Company’s ordinary shares, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s ordinary shares, the Company’s corporate cash requirements, and overall market conditions. The Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws.

For the three months ended March 31, 2023 and 2024, the Company repurchased 678,882 and 177,586 ADSs, representing 30,549,690 and 7,991,370 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $1,249 and $155 on the open market, at a weighted average price of nil and $1.83 and $0.87 per ADS, respectively.

The following table sets forth repurchase activity under the Stock Repurchase Program for the three months ended March 31, 2024 (amount in thousands, except share and per share amounts):

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	ADSs Purchased	Per ADS	Programs	the Programs
Periods
January 2024
Open market purchases	58,286	$0.97	$57	$3,350
February 2024:
Open market purchases	49,299	$0.9	$44	$3,306
March 2024:
Open market purchases	70,001	$0.77	$54	$3,252
Total	177,586		$155

6.   SHARE-BASED COMPENSATION

Moatable, Inc. Stock options

The following table summarizes information with respect to share options outstanding as of March 31, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$—	—	—	$—	$—	—	—	$—	$—
	—			$—	—			$—

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2023	91,646,055	$0.01

Exercised	(91,646,055)	$0.01

Balance, March 31, 2024	—	$—

Share-based compensation is based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method. For employee stock options, the Company did not record any share-based compensation for the three months ended March 31, 2023 and 2024.

For the three months ended March 31, 2023 and 2024, there was no share-based compensation recorded for non-employee options. All outstanding share options have fully vested.

As of March 31, 2024, there was no unrecognized share-based compensation expense relating to share options.

Moatable, Inc. Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2023	20,538,376	$0.07

Vested	(4,458,285)	$0.09

Outstanding as of March 31, 2024	16,080,091	$0.07

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares of $644 and $555 for the three months ended March 31, 2023 and 2024, respectively.

Total unrecognized compensation expense amounting to $1,922 related to nonvested restricted shares granted as of March 31, 2024. The expense is expected to be recognized over a weighted-average period of 0.98 years.

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

For the three months ended March 31, 2023 and 2024, nil options were newly granted by Lofty and Trucker Path under 2020 Lofty Plan, 2020 Trucker Path Plan, 2021 Lofty Plan and 2021 Trucker Path Plan.

The Company recorded share-based compensation expense for Lofty and Trucker Path for the three months ended March 31, 2023 and 2024 as follows, based on the fair value on the grant dates over the requisite service period of award using the straight-line method (in thousands).

	For the three months ended March 31,
	2023	2024
Lofty	$44	$46
Trucker Path	$76	$71

As of March 31, 2024 there were $381 and $470 unrecognized share-based compensation expense relating to share options of Lofty and Trucker Path, respectively. This amount is expected to be recognized over a weighted-average vesting period of 2.06 and 1.77 years for Lofty and Trucker Path, respectively.

The following table summarizes information with respect to share options outstanding of Lofty as of March 31, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00 and 73.35	47,673	7.26	$28.03	$25.07	37,401	6.88	$20.87	$30.68
	47,673			$25.07	37,401			$30.68

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2023	47,673	$28.03	14.41
Forfeited	—	$—	—
Balance, March 31, 2024	47,673	$28.03	14.41
Exercisable, March 31, 2024	37,401	$20.87
Expected to vest, March 31, 2024	10,272	$54.11

The following table summarizes information with respect to share options outstanding of Trucker Path as of March 31, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00 and 133.00	48,649	7.10	46.01	$31.24	43,227	6.88	34.80	$35.47
	48,649			$31.24	43,227			$35.47

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2023	48,649	$46.01	$22.81
Forfeited	—	$—	—
Balance, March 31, 2024	48,649	$46.01	$22.81
Exercisable, March 31, 2024	43,227	$34.80
Expected to vest, March 31, 2024	5,422	$134.47

The total amount of share-based compensation expense for options and nonvested restricted shares of the Company, Lofty and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows (in thousands):

	For the three months ended March 31,
	2023	2024
Selling and marketing expenses	$44	$41
Research and development expenses	157	206
General and administrative expenses	564	425
Total share-based compensation expense	$765	$672

There was no income tax benefit recognized in the statements of operations for share-based compensation for the three months ended March 31, 2023 and 2024.

7.   RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company:

	Name	Relationship
(a)	Kaixin Automobile Holdings (“Kaixin”)	Equity investment of the Company (Note 3)
(b)	Infinities Technology (Cayman) Holding Limited (“Infinities”)	Equity investment of the Company
(c)	Oak Pacific Investment (“OPI”)	An entity controlled together by chief executive officer and chief operating officer of the Company.
(d)	Beijing Oak Yi Xin Technology Development Co., Ltd (“Beijing Oak Yi Xin”)	VIE of OPI
(e)	Beijing Zhenzhong Interactive Information Technology Co., Ltd. (Beijing Zhenzhong)	Subsidiary of a VIE of OPI
(f)	One Rent Inc.	Equity investment of the Company

Amounts due from related parties

As of December 31, 2023 and March 31, 2024 amounts due from related parties were as follows (in thousands):

	Note	As of December 31, 2023	As of March 31, 2024
Gross amount due from Kaixin	(i)	3,690	3,643
Less: bad debt provision		(3,690)	(3,643)
Net amount due from Kaixin		—	—
Infinities	(ii)	671	657
OPI and its subsidiaries		13	13
Total		$684	$670
(i)	The balances mainly represented the advances made to Kaixin for daily operational purposes. The Company provided full bad debt provision for the year ended December 31, 2021, as the Company concluded the likelihood of the balance being recovered is remote.
(ii)	The balance represents the receivable due from Infinities in connection with the disposition of the SNS business. In November 2018, the Company’s Board of Directors approved a proposal for the sale of its SNS Business to Beijing Infinities for a combined consideration of $20,000 in cash and $40,000 in the form of Beijing Infinities shares to be issued to the Company. The Company collected $6,866 in 2019, however, by December 31, 2019, Beijing Infinities failed to make payments under the agreed extended repayment plan. Based on assessment of the collectability, the Company provided an allowance of $12,408 for the receivable. Additionally, the shares receivable in the form of Infinites Technology (Cayman) Holding Limited, which is the holding company of Beijing Infinities, were received as of December 31, 2020 and were recorded as long-term investments in the consolidated balance sheets as of December 31, 2020.

Amounts due to related parties

As of December 31, 2023 and March 31, 2024 amounts due to related parties were as follows (in thousands):

	As of December 31, 2023	As of March 31, 2024
Infinities	$643	$626
OPI and its subsidiaries	12	—
Total	$655	$626

8.   SEGMENT INFORMATION and GEOGRAPHIC INFORMATION

The disaggregated revenues by subscription, advertising, and other services for the three months ended March 31, 2023 and 2024 were as following (in thousands):

	For the three months ended March 31,
	2023	2024
Lofty
Subscription services	$6,425	$7,514
Advertising services	401	359
Other SaaS revenue	—	76
	$6,826	$7,949
Trucker Path
Subscription services	$4,886	$5,638
Advertising services	396	405
Other SaaS revenue	(28)	(10)
	$5,254	$6,033
Other Operations
Other services	$69	$41
Total Revenue	$12,149	$14,023

The Company is engaged in providing SaaS platforms to customers primarily located in the United States. The Company’s operations are conducted in two reportable segments: Lofty and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company sells similar platform services in each of its segments.

The Lofty segment includes the Company’s all-in-one real estate sales acceleration and client lifecycle management platform. The Trucker Path segment includes the Company’s driver-centric online transportation management platform. The Other Operations segment consists of other items not allocated to any of the Company’s segments.

The Company measures the results of its segments using, among other measures, each segment’s revenue and cost of sales. Information for the Company’s segments, as well as for Other Operations, is provided in the following table (in thousands):

	Lofty	Trucker Path	Other Operations	Consolidated
Three Months Ended March 31, 2024
Revenue	$7,949	$6,033	$41	$14,023
Cost of sales	1,387	1,893	36	3,316
Gross Margin	$6,562	$4,140	$5	$10,707

Three Months Ended March 31, 2023
Revenue	$6,826	$5,254	$69	$12,149
Cost of sales	1,011	1,644	68	2,723
Gross Margin	$5,815	$3,610	$1	$9,426

The majority of the Company’s revenue for the three months ended March 31, 2023 and 2024 were generated from the United States.

As of December 31, 2023 and March 31, 2024, substantially all of the long-lived assets of the Company were located in the US. As of December 31, 2023, the long-lived assets of $682, $257 and $6,844 of the Company were located in the PRC, Philippines and United States, respectively. As of March 31, 2024, the long-lived assets in the carrying value of $615, $247 and $6,571 of the Company were located in the PRC, Philippines and United States, respectively.

9.   STATUTORY RESERVE AND RESTRICTED NET ASSETS

In accordance with the Regulations on Enterprises with Foreign Investment in China and their articles of association, the Company’s subsidiaries and VIE entities located in the PRC, being foreign invested enterprises established in the PRC, are required to provide for certain statutory reserves. These statutory reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund or discretionary reserve fund, and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits, the general reserve fund requires a minimum annual appropriation of 10% of after-tax profit (as determined under accounting principles generally accepted in China at each year-end); the other fund appropriations are at the subsidiaries’ or the affiliated PRC entities’ discretion. These statutory reserve funds can only be used for specific purposes of enterprise expansion, staff bonus and welfare, and are not distributable as cash dividends except in the event of liquidation of the Company’s subsidiaries, the Company’s affiliated PRC entities and their respective subsidiaries. The Company’s subsidiaries and VIE entities are required to allocate at least 10% of their after-tax profits to the general reserve until such reserve has reached 50% of their respective registered capital.

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the three months ended March 31, 2023 and 2024, respectively.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amount of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution was $8,552 as of March 31, 2024.

10.   INCOME TAXES

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has a full valuation allowance against U.S. federal and state net operating losses.

11.   SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after March 31, 2024, and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2024 except for the following.

On April 3, 2024, the Company’s American depository shares (“ADS) were suspended and delisted from trading on the NYSE because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000. Effective April 4, 2024, the Company’s ADS began trading on the OTC Pink Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with “Note About Forward-Looking Statements” and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, including Part I, Item 1A “Risk Factors.”

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

Total revenues increased from $12.1 million for the three months ended March 31, 2023 to $14.0 million for the same period in 2024, and net income for the three months ended March 31, 2023 was $5.3 million and net loss for the same period in 2024 was $2.8 million. Net loss for the three months ended March 31, 2024 was driven primarily by loss from operations of $1.1 million and a loss from the change in fair value of long-term investments of $1.5 million.

Loss from operations improved from $3.4 million to $1.1 million for the three months ended March 31, 2023 and 2024, respectively.

Financial Overview

Revenue

We derive substantially all of our revenues from SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. Timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was $4.3 million and $4.3 million as of December 31, 2023 and March 31, 2024, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues (in thousands).

	For the three months ended March 31,
	2023	2024
Lofty
Subscription services	$6,425	$7,514
Advertising services	401	359
Other services	—	76
	$6,826	$7,949
Trucker Path
Subscription services	$4,886	$5,638
Advertising services	396	405
Other services	(28)	(10)
	$5,254	$6,033
Other Operations
Other services	$69	$41
Total revenues	$12,149	$14,023

SaaS Revenue

Our subscription revenues are derived primarily from platform services provided by Lofty and Trucker Path. Our revenues from advertising services are derived primarily from lead generation and print advertising services provided by Lofty and point-of-interest and banner advertising services provided by Trucker Path. Other SaaS revenue consists primarily of dispatching and fuel program revenue from the Trucker Path segment and property management services from the Lofty segment.

Other Services

Our revenues from other services consist primarily of back-office services provided to Oak Pacific Investment.

Cost of Revenues

Cost of revenues consists primarily of App and Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues was $2.7 million and $3.3 million for the three months ended March 31, 2023 and 2024, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses for continuing operations, both as dollar amounts and as percentages of our total revenues, for the periods indicated (in thousands).

	For the three months ended March 31,
	2023		2024
	$	%	$	%
Operating expenses:
Selling and marketing	$4,896	40.3%	$3,787	27.0%
Research and development	4,902	40.3%	4,458	31.8%
General and administrative	3,047	25.1%	3,398	24.2%
Impairment of intangible assets	—	—	207	1.5%
Total operating expenses	$12,845	105.7%	$11,850	84.5%

Our selling and marketing expenses, research and development expenses, and general and administrative expenses include share-based compensation expenses of $0.8 million and $0.7 million for the three months ended March 31, 2023 and 2024, respectively.

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

Results of Operations

Comparison of the Three months ended March 31, 2024 and 2023

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated (in thousands).

	For the three months ended March 31,
	2023	2024
Revenues	$12,149	$14,023
Cost of revenues	2,723	3,316
Operating expenses	12,845	11,850
Loss from operations	(3,419)	(1,143)
Total other income (expenses), net	8,609	(1,092)
Income (Loss) before income taxes	5,190	(2,235)
Income tax expenses	—	(115)
Impairment on and income (loss) in equity method investments, net of tax	144	(491)
Net income (loss)	$5,334	$(2,841)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Revenues

Our revenues increased by 15.4% from $12.1 million for the three months ended March 31, 2023 to $14.0 million for the same period in 2024. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 16.3% from $11.3 million for the three months ended March 31, 2023 to $13.2 million for the same period in 2024. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of March 31, 2024 for Lofty and Trucker Path increased to 4,000 and 104,100, by 2.6% and 5.2%, compared to December 31, 2023 paying subscriptions of 3,900 and 99,000, respectively. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 73,900 as of March 31, 2024 from 61,000 as of December 31, 2023, an increase of 21.1%.

●	Advertising Services. Our revenue from advertising services decreased by 4.1% from $0.8 million for the three months ended March 31, 2023 to $0.8 million for the same period in 2024.

Cost of revenues

Our cost of revenues increased by 21.8% from $2.7 million for the three months ended March 31, 2023 to $3.3 million for the same period in 2024. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow the SaaS businesses.

Gross Margins

Our gross margin decreased 1.2% from 77.6% for the three months ended March 31, 2023 to 76.4%. The decrease was primarily due to increase in cost of service features provided within our real estate SaaS platform.

Operating expenses

Our operating expenses decreased by 7.7% from $12.8 million for the three months ended March 31, 2023 to $11.9 million for the same period in 2024, primarily due cost reduction initiatives.

●	Selling and marketing expenses. Our selling and marketing expenses decreased by 22.7% from $4.9 million for the three months ended March 31, 2023 to $3.8 million for the same period in 2024. This decrease was primarily due to lower compensation expense due to decreased headcount.
●	Research and development expenses. Our research and development expenses decreased by 9.1% from $4.9 million for the three months ended March 31, 2023 to $4.5 million for the same period in 2024. This decrease was primarily due to a decrease in our research and development headcount for new projects, and partially offset by service fees paid to outside contractors.
●	General and administrative expenses. Our general and administrative expenses increased by 11.5% from $3.0 million for the three months ended March 31, 2023 to $3.4 million for the same period in 2024. The increase was primarily due to legal fees related to derivative action settlement recovery claim.
●	Impairment of intangible asset. Our impairment of intangible asset increased from nil for the three months ended March 31, 2023 to $0.2 million for the same period in 2024. The impairment loss in 2024 was due to impairment of the technology platform of LoftyWorks.

Gain (Loss) from fair value change of a long-term investment

Loss from fair value change of a long-term investment was $1.5 million for the three months ended March 31, 2024, compared with gain from fair value change of a long-term investment of $8.3 million for the same period in 2023. The gain (loss) from fair value change of a long-term investment represents the unrealized gain (loss) from reduction in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

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

The Company measures the results of its segments using revenue and cost of revenues. Information for the Company’s segments, as well as Other Operations, is provided in the following table (in thousands):

	Lofty	Trucker Path	Other Operations	Consolidated
Three Months Ended March 31, 2024
Revenue	$7,949	$6,033	$41	$14,023
Cost of sales	1,387	1,893	36	3,316
Gross Margin	$6,562	$4,140	$5	$10,707

Three Months Ended March 31, 2023
Revenue	$6,826	$5,254	$69	$12,149
Cost of sales	1,011	1,644	68	2,723
Gross Margin	$5,815	$3,610	$1	$9,426

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2023 and March 31, 2024, we had net current assets (current assets less current liabilities) of $24.7 million and $25.7 million, respectively. For the three months ended March 31, 2024, we incurred net loss amounting to $2.8 million and cash flows from operating activities of $0.9 million.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of $33.8 million, excluding restricted cash of $5.1 million as of March 31, 2024. The cash reserve is expected to meet our operating needs for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, if negative cash flow from operating activities persists in the long run, our cash resources may become insufficient to satisfy on-going cash requirements. Cash is held at multiple financial institutions. We have diversified our deposits with various banks to reduce our potential exposure to bank failures, such as Silicon Valley Bank’s failure in March 2023.

Cash Flows and Working Capital

The following table sets forth a summary of cash flows for the periods indicated (in thousands):

	For the three months ended March 31,
	2023	2024
Net cash used in operating activities	(2,827)	(886)
Net cash used in investing activities	(1,088)	(106)
Net cash provided by financing activities	1,417	885
Net decrease in cash and cash equivalents and restricted cash	(2,498)	(107)
Cash and cash equivalents and restricted cash at the beginning of the period	27,960	38,969
Effect of exchange rate changes	151	25
Cash and cash equivalents and restricted cash at end of the period	25,613	38,887

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2024, compared to net cash used in operating activities was $2.8 million for the same period in 2023. The principal adjustments to reconcile our net loss to our net cash used in operating activities were fair value change on long-term investment, share-based compensation expense and impairment on and (loss) gain in equity method investments. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities for the three months ended March 31, 2024 was an increase in accounts receivable of $0.4 million and an increase in prepaid expenses and other current assets of $0.4 million, and partially offset by a decrease in accounts payable of $0.1 million.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2024, compared to $1.1 million for the same period in 2023. Net cash used in investing activities for the three months ended March 31, 2024 was due to $0.1 million for the purchases of property and refurbishment construction on the headquarters office. Net cash used in investing activities for the three months ended March 31, 2023 was primarily due to $0.8 million purchases of property and refurbishment construction, and $0.3 million purchase of short-term investments.

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2024, compared to $1.4 million for the same period in 2023. Net cash provided by financing activities for the three months ended March 31, 2024 was primarily due to proceeds of $1.0 million from exercise of share options, partly offset by the repurchase of $0.1 million ordinary shares. Net cash provided by financing activities for the three months ended March 31, 2023 was primarily due to the settlement of Renren shareholder derivative lawsuit for which we received a one time dividend of $2.6 million for shares held in 2023, partly offset by $1.2 million of ordinary share repurchases.

Contractual Obligations

The following table sets forth our contractual obligations including interest payment, if applicable, as of March 31, 2024 (in thousands):

	Payment Due by Period
		Less than 1
	Total	year	1-3 years	4-5 years	More than 5 years
Operating lease obligations (1)	564	373	191	—	—

Notes:

(1)We lease facilities and offices under non-cancelable operating lease agreements.

Capital Expenditures

We made capital expenditures of $0.8 million and $0.1 million for the three months ended March 31, 2023 and 2024, respectively. Our capital expenditures for the three months ended March 31, 2023 were primarily used to for the refurbishment construction on the headquarters office. Capital expenditures for the three months ended March 31, 2024 were primarily used to for the purchase of the computers.

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features and functions of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a team of approximately 290 engineers and developers as of March 31, 2024, accounting for approximately 58% of our employees as of that date. Most of our engineers and developers are based at our subsidiary offices in China.

Our research and development personnel support all areas of our business, mainly focusing on the improvement and enhancement of our SaaS businesses, Lofty and Trucker Path. Our research and development personnel also focus on enhancing the user experience through commonly used user interfaces, including mobile apps, and ensuring our products are fully compatible with the latest mobile operating systems such as iOS, Android, and Windows. As a result of the 2022, LoftyWorks acquisition by Lofty, we expect to increasingly invest in developing Lofty related products to serve property managers and landlords. We periodically shift the priorities of our research and development personnel to ensure we continually develop new products and services to extend our customer reach and meet the needs of our user base.

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

We have been granted 1 patent. In addition, we maintain 32 copyright registrations, all of which are computer software copyright registrations as of March 31, 2024. Our employees sign confidentiality and non-compete agreements when hired.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2024 that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our Critical Accounting Policies and Estimates disclosed therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in by the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and interim chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective, due to the two material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting

Management identified two material weaknesses in our internal control over financial reporting, which remain unremediated as of March 31, 2024, as follows:

●	Lack of an integrated and systematic risk assessment and reporting process to identify and assess the financial reporting risks and to ensure significant transactions including investments and non-routine transactions, including share-based transactions are accurately recorded and properly disclosed; and
●	Lack of evaluations to ascertain whether the components of internal control are present and functioning.

Management’s Remediation Plans and Actions

To remediate the material weaknesses described above in “Material Weaknesses in Internal Control over Financial Reporting,” we are implementing the plan and measures described below. We will continue to evaluate and, may in the future, implement additional measures.

●	We have recruited personnel with the requisite knowledge in accounting and disclosure requirements for complex transactions under U.S. GAAP and statutory compliance. Where needed, we have engaged external parties with the expertise to evaluate and advise the company on complex or evolving areas such as public company filings, taxation, and valuation services.
●	We have designed a control environment which allows management to monitor the effectiveness of internal controls over financial reporting and address gaps identified within the environment.
●	We have implemented a consolidated general ledger within a single enterprise resource planning application for all legal entities, which includes consolidation and statutory reporting capabilities.
●	We will design and implement risk assessment policies and procedures to identify and assess internal and external risks relating to financial reporting on a regular basis. The Board of Directors will oversee implementation of such policies and procedures.
●	We will design and implement evaluation policies and procedures to ascertain internal control components are present and functioning.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The following table presents information with respect to the Company’s repurchases of ADSs (each representing 45 of our Class A ordinary shares) during the quarter ended March 31, 2024 (in thousands, except per share amounts):

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
	ADSs Purchased	Paid Per ADS	Programs	Programs
Periods
January 2024:
Open market purchases	58,286	$0.97	$57	$3,350
February 2024:
Open market purchases	49,299	$0.90	$44	$3,306
March 2024:
Open market purchases	70,001	$0.77	$54	$3,252
Total	177,586		$155

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Moatable, Inc.

Dated: May 15, 2024	By:	/s/ Joseph Chen
Joseph Chen
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Michael Schifsky
Michael Schifsky
Interim Chief Financial Officer (Principal Financial and Accounting Officer)