Form 10-Q
period 2024-06-30
Moatable, Inc.
filed 2024-08-14
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 7, 2024, the registrant had 641,643,346 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding.

Moatable, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2024

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND JUNE 30, 2024

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	June 30,
	2023	2024
ASSETS
Current assets
Cash and cash equivalents	$33,913	$34,067
Restricted cash	5,056	5,170
Accounts receivable, net	2,603	3,231
Amounts due from related parties	684	665
Prepaid expenses and other current assets, net	3,928	3,950
Total current assets	46,184	47,083

Non-current assets
Property and equipment, net	6,157	6,109
Intangible assets, net	727	448
Long-term investments	15,733	13,783
Right-of-use assets	744	507
Other non-current assets	155	185
Total non-current assets	23,516	21,032
TOTAL ASSETS	$69,700	$68,115

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,064	$1,999
Accrued expenses and other current liabilities	10,557	9,821
Operating lease liabilities - current	461	405
Amounts due to related parties	655	609
Deferred revenue	4,322	4,551
Income tax payable	3,381	3,533
Total current liabilities	21,440	20,918

Non-current liabilities
Operating lease liabilities - non-current	189	8
Total non-current liabilities	189	8
TOTAL LIABILITIES	$21,629	$20,926

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS- continued

DECEMBER 31, 2023 AND JUNE 30, 2024

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	June 30,
	2023	2024
Commitments and contingencies	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 607,424,941 shares issued and 550,232,776 shares outstanding as of December 31, 2023; 708,736,861 shares issued and 641,148,841 shares outstanding as of June 30, 2024	$608	$709
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized; 170,258,970 shares issued and outstanding as of December 31, 2023 and June 30, 2024; each Class B ordinary share is convertible into one Class A ordinary share	170	170
Treasury stock	(2,002)	(2,189)
Additional paid in capital	782,365	784,406
Accumulated deficit	(716,315)	(719,291)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(8,778)	(8,936)

Total Moatable, Inc. shareholders’ equity	62,760	61,581

Non-controlling interest	(14,689)	(14,392)

Total equity	48,071	47,189

TOTAL LIABILITIES AND EQUITY	$69,700	$68,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 and 2024

(In thousands, except per share amounts and shares) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Revenues:
SaaS revenue	$12,851	$15,249	$24,931	$29,231
Other services	17	40	86	81
Total revenues	12,868	15,289	25,017	29,312
Cost of revenues:
SaaS business	2,606	3,464	5,261	6,744
Other services	15	36	83	72
Total cost of revenues	2,621	3,500	5,344	6,816

Gross profit	10,247	11,789	19,673	22,496

Operating expenses
Selling and marketing	4,639	4,576	9,535	8,363
Research and development	4,911	4,555	9,813	9,013
General and administrative	3,528	3,136	6,575	6,534
Impairment of intangible assets	—	—	—	207
Total operating expenses	13,078	12,267	25,923	24,117

Loss from operations	(2,831)	(478)	(6,250)	(1,621)
Other income (expense), net	1,218	(52)	1,195	(18)
(Loss) Gain from fair value change of a long-term investment	(7,755)	(133)	521	(1,621)
Interest income	437	409	793	771
Loss before provision of income tax and income (loss) in equity method investments and non-controlling interest, net of tax	(8,931)	(254)	(3,741)	(2,489)
Income tax expenses	—	(121)	—	(236)
Loss before income (loss) in equity method investments and non-controlling interest, net of tax	(8,931)	(375)	(3,741)	(2,725)
Impairment on and income (loss) in equity method investments, net of tax	170	193	314	(298)
Net loss	$(8,761)	$(182)	$(3,427)	$(3,023)
Net loss attributable to non-controlling interests	(350)	(20)	(986)	(47)
Net loss attributable to Moatable Inc.	$(8,411)	$(162)	$(2,441)	$(2,976)

Net loss per share:
Net loss per share attributable to Moatable Inc. shareholders:
Basic	$(0.008)	$(0.0002)	$(0.002)	$(0.004)
Diluted	(0.008)	(0.0002)	(0.002)	(0.004)
Weighted average number of shares used in calculating net loss per share attributable to Moatable Inc. shareholders:
Basic	1,007,327,376	809,022,314	1,074,919,510	764,182,360
Diluted	1,007,327,376	809,022,314	1,074,919,510	764,182,360

Net loss	$(8,761)	$(182)	$(3,427)	$(3,023)

Other comprehensive income (loss), net of tax
Foreign currency translation, net of nil income taxes	349	6	481	(42)
Net unrealized gain (loss) on available-for-sale investments, net of nil income taxes for the three and six months ended June 30, 2023 and 2024, respectively	4	—	(38)	—
Other comprehensive income (loss)	353	6	443	(42)
Comprehensive loss	(8,408)	(176)	(2,984)	(3,065)
Less: total comprehensive (loss) income attributable to non-controlling interest	(475)	97	(1,106)	69
Comprehensive loss attributable to Moatable Inc.	$(7,933)	$(273)	$(1,878)	$(3,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2024

(In thousands, except share amounts and shares) (Unaudited)

										Accumulated
										other	Total	Non-
	Class A Ordinary shares		Class B Ordinary shares		Treasury stock		Additional	Accumulated	Statutory	comprehensive	Moatable	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	reserves	income (loss)	Inc.’s Equity	interest	equity

Balance as of December 31, 2022	832,736,562	$833	305,388,450	$305	—	$—	$779,002	$(697,299)	$6,712	$(8,951)	$80,602	$(13,888)	$66,714
Stock-based compensation	—	—	—	—	—	—	644	—	—	—	644	121	765
Repurchase of Class A ordinary shares	—	—	—	—	(30,549,690)	(1,249)	—	—	—	—	(1,249)	—	(1,249)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(42)	(42)	—	(42)
Other comprehensive income	—	—	—	—	—	—	—	—	—	127	127	5	132
Reclassification of additional paid-in capital	—	—	—	—	—	—	838	(838)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	5,970	—	—	5,970	(636)	5,334
Exercise of share options and restricted shares vesting	30,645,751	3	—	—	—	—	33	—	—	—	36	—	36
Balance as of March 31, 2023	863,382,313	$836	305,388,450	$305	(30,549,690)	$(1,249)	780,517	$(692,167)	6,712	$(8,866)	$86,088	$(14,398)	$71,690
Stock-based compensation	—	—	—	—	—	—	597	—	—	—	597	116	713
Repurchase of Class A ordinary shares	(152,870,520)	(153)	—	—	(24,415,605)	(704)	—	(3,633)	—	—	(4,490)	—	(4,490)
Repurchase of Class B ordinary shares	—	—	(135,129,480)	(135)	—	—	—	(3,211)	—	—	(3,346)	—	(3,346)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	4	4	—	4
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	474	474	(125)	349
Net loss	—	—	—	—	—	—	—	(8,411)	—	—	(8,411)	(350)	(8,761)
Exercise of share options and restricted shares vesting	5,272,890	33	—	—	—	—	(33)	—	—	—	—	—	—
Balance as of June 30, 2023	715,784,683	$716	170,258,970	$170	(54,965,295)	$(1,953)	781,081	$(707,422)	6,712	$(8,388)	$70,916	$(14,757)	$56,159

Balance as of December 31, 2023	607,424,941	$608	170,258,970	$170	(57,192,165)	$(2,002)	$782,365	$(716,315)	$6,712	$(8,778)	$62,760	$(14,689)	$48,071
Stock-based compensation	—	—	—	—	—	—	555	—	—	—	555	117	672
Repurchase of Class A ordinary shares	—	—	—	—	(7,991,370)	(155)	—	—	—	—	(155)	—	(155)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(47)	(47)	(1)	(48)
Net loss	—	—	—	—	—	—	—	(2,814)	—	—	(2,814)	(27)	(2,841)
Exercise of share option and restricted shares vesting	96,104,340	96	—	—	—	—	944	—	—	—	1,040	—	1,040
Balance as of March 31, 2024	703,529,281	$704	170,258,970	$170	(65,183,535)	$(2,157)	$783,864	$(719,129)	$6,712	$(8,825)	$61,339	$(14,600)	$46,739
Stock-based compensation	—	—	—	—	—	—	542	—	—	—	542	111	653
Repurchase of Class A ordinary shares	—	—	—	—	(2,404,485)	(32)	—	—	—	—	(32)	—	(32)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(111)	(111)	117	6
Net loss	—	—	—	—	—	—	—	(162)	—	—	(162)	(20)	(182)
Exercise of share option and restricted shares vesting	5,207,580	5	—	—	—	—	—	—	—	—	5	—	5
Balance as of June 30, 2024	708,736,861	$709	170,258,970	$170	(67,588,020)	$(2,189)	$784,406	$(719,291)	$6,712	$(8,936)	$61,581	$(14,392)	$47,189

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2024

(In thousands) (Unaudited)

	For the six months ended June 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(3,427)	$(3,023)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,478	1,325
Impairment on and (income) loss in equity method investments	(314)	298
Amortization of the right-of-use assets	248	216
Depreciation and amortization	270	209
Release of tax liabilities	(1,308)	—
Loss from disposal of subsidiaries	308	—
Impairment on intangible asset	—	207
Provision on other receivable	—	737
Fair value change on long-term investment	(521)	1,621
Changes in operating assets and liabilities:
Accounts receivable	(727)	(628)
Prepaid expenses and other current assets	23	(755)
Other non-current assets	—	(30)
Accounts payable	(185)	(62)
Amounts due from/to related parties	(2)	—
Accrued expenses and other current liabilities	(757)	(540)
Deferred revenue	40	229
Operating lease liabilities	(268)	(245)
Income tax payable	—	152
Net cash used in operating activities	(5,142)	(289)

Cash flows from investing activities:
Redemption of short-term investments	4,905	—
Dividend received from equity investment	52	—
Proceeds from disposal of equipment and property	1	—
Purchases of equipment and refurbishment construction	(916)	(136)
Purchases of intangible assets	(121)	—
Net cash provided by (used in) investing activities	3,921	(136)

Cash flows from financing activities:
Proceeds from exercise of share options	36	1,045
Ordinary share buyback	(9,085)	(187)
Dividend received from stipulation settlement	2,630	—
Net cash (used in) provided by financing activities	(6,419)	858

Net (decrease) increase in cash and cash equivalents and restricted cash	(7,640)	433
Cash and cash equivalents and restricted cash at beginning of period	27,960	38,969
Effect of exchange rate changes	479	(165)
Cash and cash equivalents and restricted cash at end of period	$20,799	$39,237
Reconciliation of cash, cash equivalents, and restricted cash reported within the condense consolidated balance sheets
Cash and cash equivalents	$20,799	$34,067
Restricted cash	—	5,170
Cash and cash equivalents and restricted cash at the end of the period	$20,799	$39,237

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$260	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

Moatable, Inc. was incorporated in the Cayman Islands. Moatable, Inc., which includes its consolidated subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiaries (collectively referred to as the “Company”), operates two SaaS businesses, Lofty and Trucker Path. Lofty offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain and nurture leads, close transactions, and retain their clients. Trucker Path provides trip planning, navigation, freight sourcing, and a marketplace that offers truckers goods and services to operate their businesses. The Company’s SaaS businesses currently generates the majority of their revenue from the U.S. market, which comprises the majority of the Company’s revenue.

As of June 30, 2024, Moatable, Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

	Later of date		Percentage of
	of incorporation	Place of	legal ownership	Principal
Name of Subsidiaries	or acquisition	incorporation	by Moatable Inc.	activities
Subsidiaries:
Lofty, Inc.(“Lofty”)	September 7, 2012	Delaware, USA	76.4%	SaaS business
Trucker Path, Inc. (“Trucker Path”)	December 28, 2017	Delaware, USA	76.1%	SaaS business
Renren Giantly Philippines Inc.	March, 2018	Philippines	100%	SaaS business
Qianxiang Shiji Technology Development (Beijing) Co., Ltd. (“Qianxiang Shiji”)	March 21, 2005	PRC	100%	Investment holding

Variable Interest Entity:
Beijing Qianxiang Tiancheng Technology Development Co., Ltd. (“Qianxiang Tiancheng”)	October 28, 2002	PRC	N/A	Software developer

Subsidiaries of Variable Interest Entity:
Beijing Qianxiang Wangjing Technology Development Co., Ltd. (“Qianxiang Wangjing”)	November 11, 2008	PRC	N/A	Software developer

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

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying condensed consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries (in thousands). As of December 31, 2023 and June 30, 2024, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,	As of June 30,
	2023	2024
Total assets	$7,001	$6,448
Total liabilities	$11,877	$7,995

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Revenues	$22	$21	$56	$41
Net Loss	$(2,355)	$(3,779)	$(6,738)	$(6,525)

	For the six months ended June 30,
	2023	2024
Net cash provided by operating activities	$1,474	$244
Net cash used in investing activities	$(55)	$(5)
Net cash used in financing activities	$—	$—

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Certain reclassifications have been made to the Company’s consolidated statements of operations of prior period to conform to current year reporting classifications.

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

Accounts receivable and allowance for credit loss

Accounts receivable are stated at the original amount less an allowance for credit loss. Accounts receivable are recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional. The Company evaluates its accounts receivable for expected credit losses on a regular basis. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company considers factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness, current market conditions, reasonable and supportable forecasts of future economic conditions, and other specific circumstances related to the accounts. The Company adjusts the allowance percentage periodically when there are significant differences between estimated bad debts and actual bad debts. If there is strong evidence indicating that the accounts receivable is likely to be unrecoverable, the Company also makes specific allowance in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted. For the three and six months ended June 30, 2023 and 2024, the Company recorded no allowance for credit loss for accounts receivable.

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

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represent amounts invoiced and revenue recognized when the Company has satisfied the Company’s performance obligation and has the unconditional right to payment. There were no contract assets recorded as of December 31, 2023 and June 30, 2024.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $4,322 and $4,551 as of December 31, 2023 and June 30, 2024, respectively, which is expected to be recognized as revenue within one year. The amount of revenue recognized during the six months ended June 30, 2023 and 2024 that was previously included in the deferred revenue as of December 31, 2022 and 2023 were $3,371 and $3,310, respectively.

Recent accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, which modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The update is to be adopted retrospectively to all periods presented and is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluation the impact of adopting this new guidance on its consolidated financial statement.

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

3.   LONG-TERM INVESTMENTS

Long-term investments consisted of the following (in thousands):

		As of December 31,	As of June 30,
	Note	2023	2024
Equity method investments:
Fundrise, L.P.	(i)	$12,504	$12,794
Other	(ii)	600	—
Total equity method investments		13,104	12,794

Equity investment with readily determinable fair values
Kaixin Auto Holdings	(iii)	$1,921	$300

Equity investment without readily determinable fair values
Suzhou Youge Interconnection Venture Capital Center		708	689
Total equity investments without readily determinable fair values		708	689

Total long-term investments		$15,733	$13,783
(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2023 and June 30, 2024 and recognized its share of income of $170 and $193 for the three months ended June 30, 2023 and 2024, and share of income of $262 and $290 for the six months ended June 30, 2023 and 2024, respectively.
(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,385 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2023 and June 30, 2024 and recognized no share of income for the three and six months ended June 30, 2023 and 2024. For the three and six months ended June 30, 2024, the Company recognized an impairment loss of nil and $588, respectively.

(iii)	As of June 30, 2024, the Company’s equity interest in Kaixin was 16.6% and the investment in Kaixin was accounted for as equity investment with readily determinable fair value. For the three months ended June 30, 2023 and 2024, the Company recognized a $7,755 and $135 unrealized loss as a change of fair value to the investment of Kaixin. For the six months ended June 30, 2023 and 2024, the Company recognized a $521 unrealized income and $1,621 unrealized loss as a change of fair value to the investment of Kaixin, which was booked in gain (loss) from fair value change of a long-term investment. As of June 30, 2024, the market value of the Company’s equity investment in Kaixin Auto Holdings decreased to $300 from $1,921 as of December 31, 2023. The decrease in value is a result of a change in the quoted share price.

4.   OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases expire through 2025 and are renewable upon negotiation.

For the three months ended June 30, 2023 and 2024, cash paid for amounts included in the measurement of lease liabilities was $53 and $122, respectively. For the six months ended June 30, 2023 and 2024, cash paid for amounts included in the measurement of lease liabilities was $268 and $245, respectively.

The operating lease cost and short-term lease cost for the three and six months ended June 30, 2023 and 2024 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Selling expenses	$45	$21	$93	$39
Research and development expenses	70	73	140	194
General and administrative expenses	10	14	61	34
Total operating lease cost	125	108	294	267

Short-term lease cost	21	76	80	85

Total lease cost	$146	$184	$374	$352

The weighted average remaining lease term as of December 31, 2023 and June 30, 2024 was 1.64 and 1.16 years, and the weighted average discount rate of the operating leases was 10.30% and 10.30%, respectively.

Maturities of lease liabilities as of June 30, 2024 were as follows (in thousands):

Operating Lease
Remainder of 2024	$247
2025	188
Total undiscounted lease payment	435
Less: Imputed interest	(22)
Present value of lease liabilities	$413

5.   ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the three months ended June 30, 2023 and 2024, 5,272,890 and 5,207,580 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation, respectively; and during the six months ended June 30, 2023 and 2024, 35,918,641 and 101,311,920 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share - based compensation, respectively.

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

For the three months ended June 30, 2023 and 2024, the Company repurchased 542,569 and 53,433 ADSs, representing 24,415,605 and 2,404,485 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $704 and $32 on the open market, at a weighted average price of $1.30 and $0.61 per ADS, respectively. For the six months ended June 30, 2023 and 2024, the Company repurchased 1,221,451 and 231,019 ADSs, representing 54,965,295 and 10,395,855 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $1,953 and $187 on the open market, at a weighted average price of $1.60 and $0.81 per ADS, respectively.

The following table sets forth repurchase activity under the Stock Repurchase Program for the three months ended June 30, 2024 (amount in thousands, except share and per share amounts):

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	ADSs Purchased	Per ADS	Programs	the Programs
Periods
April 2024
Open market purchases	36,131	$0.52	$19	$3,233
May 2024:
Open market purchases	17,302	$0.75	$13	$3,220
June 2024:
Open market purchases	—	$—	$—	$3,220
Total	53,433		$32

6.   SHARE-BASED COMPENSATION

Moatable, Inc. Stock options

The following table summarizes information with respect to share options outstanding as of June 30, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	250,000	9.99	$0.01	$0.01	—	—	$—	$—
	250,000			$0.01	—			$—

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2023	91,646,055	$0.01

Granted	250,000	$0.01
Exercised	(91,646,055)	$0.01

Balance, June 30, 2024	250,000	$0.01

Exercisable, June 30, 2024	—	$—

Expected to vest, June 30, 2024	250,000	$0.01

Share-based compensation is based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method. For the three and six months ended June 30, 2024, the Company granted an aggregate of 250,000 options to Joseph Chen, the chairman and the chief executive of the Company to compensate for his service. The weighted average grant - date fair value of the options granted during the period presented was $0.01 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

For employee stock options, the Company did not record any share-based compensation expense for the three months and six months ended June 30, 2023 and 2024, respectively.

For the three and six months ended June 30, 2023 and 2024, there was no share-based compensation recorded for non-employee options.

As of June 30, 2024, there was $4 unrecognized share-based compensation expense relating to share options. This amount is expected to be recognized over a weighted - average vesting period of 4.00 years.

Moatable, Inc. Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2023	20,538,376	$0.07

Granted	1,313,865	0.05
Vested	(9,665,865)	$0.09
Forfeited	(4,890,645)	0.04

Outstanding as of June 30, 2024	7,295,731	$0.06

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares of $597 and $542 for the three months ended June 30, 2023 and 2024, and $1,241 and $1,097 for the six months ended June 30, 2023 and 2024, respectively.

Total unrecognized compensation expense amounting to $1,380 related to nonvested restricted shares granted as of June 30, 2024. The expense is expected to be recognized over a weighted-average period of 0.83 years.

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

For the three and six months ended June 30, 2024, Lofty granted an aggregate of 7,800 options under 2021 Lofty Plan to Joseph Chen, the chairman and the chief executive of the Company as compensation and Grant Moon, a director of the Company, for their service. The weighted average grant-date fair value of the options granted during the period presented was $25.20 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

For the three and six months ended June 30, 2024, Trucker Path granted an aggregate of 7,800 options under 2021 Trucker Path Plan to Joseph Chen, the chairman and the chief executive of the Company as compensation and Grant Moon, a director of the Company, for their service. The weighted average grant-date fair value of the options granted during the period presented was $14.77 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

The Company recorded share-based compensation expense for Lofty and Trucker Path for the three and six months ended June 30, 2023 and 2024 as follows, based on the fair value on the grant dates over the requisite service period of award using the straight-line method (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Lofty	$42	$47	$86	$93
Trucker Path	$74	$64	$151	$135

As of June 30, 2024 there were $352 and $402 unrecognized share-based compensation expense relating to share options of Lofty and Trucker Path, respectively. This amount is expected to be recognized over a weighted-average vesting period of 1.86 and 1.53 years for Lofty and Trucker Path, respectively.

The following table summarizes information with respect to share options outstanding of Lofty as of June 30, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00 and 73.35	46,748	9.02	$30.79	$19.43	31,562	6.81	$23.71	$28.61
	46,748			$19.43	31,562			$28.61

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2023	47,673	$28.03	$14.41
Granted	7,800	$33.48	$25.20
Exercised	(7,150)	$6.00	$3.77
Forfeited	(1,575)	$73.35	$33.48
Balance, June 30, 2024	46,748	$30.79	$17.20
Exercisable, June 30, 2024	31,562	$23.71
Expected to vest, June 30, 2024	15,186	$45.50

The following table summarizes information with respect to share options outstanding of Trucker Path as of June 30, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00 and 133.00	46,915	8.96	57.66	$22.93	32,930	6.83	42.74	$32.46
	46,915			$22.93	32,930			$32.46

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2023	48,649	$46.01	$22.81
Granted	7,800	$64.70	$14.77
Exercised	(9,534)	$4.00	$2.00
Balance, June 30, 2024	46,915	$57.66	$22.81
Exercisable, June 30, 2024	32,930	$42.74
Expected to vest, June 30, 2024	13,985	$92.36

The total amount of share-based compensation expense for options and nonvested restricted shares of the Company, Lofty and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Selling and marketing	$36	$41	80	$82
Research and development	132	206	289	412
General and administrative	545	406	1,109	831
Total share-based compensation expense	$713	$653	1,478	1,325

There was no income tax benefit recognized in the statements of operations for share-based compensation for the three and six months ended June 30, 2023 and 2024.

7.   RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company:

	Name	Relationship
(a)	Kaixin Automobile Holdings (“Kaixin”)	Equity investment of the Company (Note 3)
(b)	Infinities Technology (Cayman) Holding Limited (“Infinities”)	Equity investment of the Company
(c)	Oak Pacific Investment (“OPI”) and its subsidiaries	An entity (and its subsidiaries) controlled together by chief executive officer and one of our board members.

Amounts due from related parties

As of December 31, 2023 and June 30, 2024 amounts due from related parties were as follows (in thousands):

	Note	As of December 31, 2023	As of June 30, 2024
Gross amount due from Kaixin	(i)	3,690	3,628
Less: bad debt provision		(3,690)	(3,628)
Net amount due from Kaixin		—	—
Infinities	(ii)	671	652
OPI and its subsidiaries		13	13
Total		$684	$665
(i)	The balances mainly represented the advances made to Kaixin for daily operational purposes. The Company provided full bad debt provision for the year ended December 31, 2021, as the Company concluded the likelihood of the balance being recovered is remote.
(ii)	The balance represents the receivable due from Infinities in connection with the disposition of the SNS business. In November 2018, the Company’s Board of Directors approved a proposal for the sale of its SNS Business to Beijing Infinities for a combined consideration of $20,000 in cash and $40,000 in the form of Beijing Infinities shares to be issued to the Company. The Company collected $6,866 in 2019, however, by December 31, 2019, Beijing Infinities failed to make payments under the agreed extended repayment plan. Based on assessment of the collectability, the Company provided an allowance of $12,408 for the receivable. Additionally, the shares receivable in the form of Infinites Technology (Cayman) Holding Limited, which is the holding company of Beijing Infinities, were received as of December 31, 2020 and were recorded as long-term investments in the consolidated balance sheets as of December 31, 2020.

Amounts due to related parties

As of December 31, 2023 and June 30, 2024 amounts due to related parties were as follows (in thousands):

	As of December 31, 2023	As of June 30, 2024
Infinities	$643	$609
OPI and its subsidiaries	12	—
Total	$655	$609

8.   SEGMENT INFORMATION and GEOGRAPHIC INFORMATION

The disaggregated revenues by subscription, advertising, and other services for the three and six months ended June 30, 2023 and 2024 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Lofty
Subscription services	$6,779	$8,045	$13,204	$15,559
Advertising services	374	375	775	734
Other SaaS revenue	60	71	60	147
	$7,213	$8,491	$14,039	$16,440
Trucker Path
Subscription services	$5,155	$6,234	$10,041	$11,872
Advertising services	435	476	831	881
Other SaaS revenue	48	48	20	38
	$5,638	$6,758	$10,892	$12,791
Other Operations
Other services	$17	$40	$86	$81
Total Revenue	$12,868	$15,289	$25,017	$29,312

The Company is engaged in providing SaaS platforms to customers primarily located in the United States. The Company’s operations are conducted in two reportable segments: Lofty and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker regularly reviews to analyze performance and allocate resources. The Company sells similar platform services in each of its segments.

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

The Company measures the results of its segments using, among other measures, each segment’s revenue and cost of sales. Information for the Company’s segments, as well as for Other Operations, is provided in the following table (in thousands):

	Lofty	Trucker Path	Other Operations	Consolidated
Three months ended June 30, 2024
Revenue	$8,491	$6,758	$40	$15,289
Cost of sales	1,382	2,082	36	3,500
Gross Margin	$7,109	$4,676	$4	$11,789

Three months ended June 30, 2023
Revenue	$7,213	$5,638	$17	$12,868
Cost of sales	1,025	1,581	15	2,621
Gross Margin	$6,188	$4,057	$2	$10,247

Six months ended June 30, 2024
Revenue	$16,440	$12,791	$81	$29,312
Cost of sales	2,769	3,975	72	6,816
Gross Margin	$13,671	$8,816	$9	$22,496

Six months ended June 30, 2023
Revenue	$14,039	$10,892	$86	$25,017
Cost of sales	2,036	3,225	83	5,344
Gross Margin	$12,003	$7,667	$3	$19,673

The majority of the Company’s revenue for the three and six months ended June 30, 2023 and 2024 were generated from the United States.

As of December 31, 2023 and June 30, 2024, substantially all of the long-lived assets of the Company were located in the US. As of December 31, 2023, the long-lived assets of $682, $257 and $6,844 of the Company were located in the PRC, Philippines and United States, respectively. As of June 30, 2024, the long-lived assets in the carrying value of $478, $237 and $6,534 of the Company were located in the PRC, Philippines and United States, respectively.

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

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the three and six months ended June 30, 2023 and 2024, respectively.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amount of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution was $8,496 as of June 30, 2024.

10.   INCOME TAXES

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has a full valuation allowance against U.S. federal and state net operating losses.

11.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2024, the date of issuance of the condensed consolidated financial statements, and noted that there are no other subsequent events.

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

Total revenues increased from $12.9 million for the three months ended June 30, 2023 to $15.3 million for the same period in 2024, and net loss for the three months ended June 30, 2023 was $8.8 million and $0.2 million for the same period in 2024. For the six months ended June 30, 2023, our total revenues increased from $25.0 million to $29.3 million in the same period in 2024, and net loss for the six months ended June 30, 2023 was $3.4 million and $3.0 million for the same period in 2024. Net loss for the three months ended June 30, 2024 was driven primarily by loss from operations of $0.5 million and a loss from the change in fair value of long-term investments of $0.1 million, offset by interest income of $0.4 million.

Loss from operations improved from $2.8 million to $0.5 million for the three months ended June 30, 2023 and 2024, respectively, and $6.3 million to $1.6 million for the six months ended June 30, 2023 and 2024, respectively.

Financial Overview

Revenue

We derive substantially all of our revenues from SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. Timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was $4.3 million and $4.6 million as of December 31, 2023 and June 30, 2024, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024
Lofty
Subscription services	$6,779	$8,045	$13,204	$15,559
Advertising services	374	375	775	734
Other SaaS revenue	60	71	60	147
	$7,213	$8,491	$14,039	$16,440
Trucker Path
Subscription services	$5,155	$6,234	$10,041	$11,872
Advertising services	435	476	831	881
Other SaaS revenue	48	48	20	38
	$5,638	$6,758	$10,892	$12,791
Other Operations
Other services	$17	$40	$86	$81
Total Revenue	$12,868	$15,289	$25,017	$29,312

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

Cost of Revenues

Cost of revenues consists primarily of App and Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues was $2.6 million and $3.5 million for the three months ended June 30, 2023 and 2024, respectively; and $5.3 million and $6.8 million for the six months ended June 30, 2023 and 2024, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses for continuing operations, both as dollar amounts and as percentages of our total revenues, for the periods indicated (in thousands).

	For the three months ended June 30,				For the six months ended June 30,
	2023		2024		2023		2024

	(Unaudited, in thousands of US$, except for percentages)
	US$	%	US$	%	US$	%	US$	%
Operating expenses:
Selling and marketing	$4,639	36.1%	$4,576	29.9%	$9,535	38.1%	$8,363	28.5%
Research and development	4,911	38.2%	4,555	29.8%	9,813	39.2%	9,013	30.7%
General and administrative	3,528	27.4%	3,136	20.5%	6,575	26.3%	6,534	22.3%
Impairment of intangible assets	—	—	—	—	—	—	207	0.7%
Total operating expenses	$13,078	101.7%	$12,267	80.2%	$25,923	103.6%	$24,117	82.2%

Our selling and marketing expenses, research and development expenses, and general and administrative expenses include share-based compensation expenses of $0.7 million and $0.7 million for the three months ended June 30, 2023 and 2024, respectively; and $1.5 million and $1.3 million for the six months ended June 30, 2023 and 2024, respectively.

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

Results of Operations

Comparison of the Three and Six months ended June 30, 2024 and 2023

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2023	2024	2023	2024

	(Unaudited, in thousands of US$)
Revenues	$12,868	$15,289	$25,017	$29,312
Cost of revenues	2,621	3,500	5,344	6,816
Operating expenses	13,078	12,267	25,923	24,117
Loss from operations	(2,831)	(478)	(6,250)	(1,621)
Total other (expenses) income, net	(6,100)	224	2,509	(868)
Loss before income taxes	(8,931)	(254)	(3,741)	(2,489)
Income tax expenses	—	(121)	—	(236)
Impairment on and income (loss) in equity method investments, net of tax	170	193	314	(298)
Net loss	$(8,761)	$(182)	$(3,427)	$(3,023)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Revenues

Our revenues increased by 18.8% from $12.9 million for the three months ended June 30, 2023 to $15.3 million for the same period in 2024. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 19.6% from $11.9 million for the three months ended June 30, 2023 to $14.3 million for the same period in 2024. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of June 30, 2024 for Lofty and Trucker Path increased to 4,100 and 111,600, by 10.8% and 14.9%, compared to June 30, 2023 paying subscriptions of 3,700 and 97,100, respectively. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 78,500 as of June 30, 2024 from 42,500 as of June 30, 2023, an increase of 84.7%.

●	Advertising Services. Our revenue from advertising services increased by 5.2% from $0.8 million for the three months ended June 30, 2023 to $0.9 million for the same period in 2024.

Cost of revenues

Our cost of revenues increased by 33.5% from $2.6 million for the three months ended June 30, 2023 to $3.5 million for the same period in 2024. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow our SaaS businesses.

Gross Margins

Our gross margin decreased 2.5% from 79.6% for the three months ended June 30, 2023 to 77.1%. The decrease was primarily due to increase in cost of service features provided within our real estate and trucking SaaS platforms.

Operating expenses

Our operating expenses decreased by 6.2% from $13.1 million for the three months ended June 30, 2023 to $12.3 million for the same period in 2024, primarily due cost reduction initiatives.

●	Selling and marketing expenses. Our selling and marketing expenses were $4.6 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively.
●	Research and development expenses. Our research and development expenses decreased by 7.2% from $4.9 million for the three months ended June 30, 2023 to $4.6 million for the same period in 2024. This decrease was primarily due to a decrease in our research and development headcount and partially offset by increased service fees paid to outside contractors.
●	General and administrative expenses. Our general and administrative expenses decreased by 11.1% from $3.5 million for the three months ended June 30, 2023 to $3.1 million for the same period in 2024. The decrease was primarily due to a decrease of legal fees related to arbitration case offset by provision on insurance reimbursement receivable upon the result of arbitration.

Loss from fair value change of a long-term investment

Loss from fair value change of a long-term investment was $0.1 million for the three months ended June 30, 2024, compared with $7.8 million for the same period in 2023. The loss from fair value change of a long-term investment represents the unrealized loss from reduction in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Revenues

Our revenues increased by 17.2% from $25.0 million for the six months ended June 30, 2023 to $29.3 million for the same period in 2024. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 18.0% from $23.2 million for the six months ended June 30, 2023 to $27.4 million for the same period in 2024. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of June 30, 2024 for Lofty and Trucker Path increased to 4,100 and 111,600, by 10.8% and 14.9%, compared to June 30, 2023 paying subscriptions of 3,700 and 97,100, respectively. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 78,500 as of June 30, 2024 from 42,500 as of June 30, 2023, an increase of 84.7%.
●	Advertising Services. Our revenue from advertising services were 1.6 million and 1.6 million for the six months ended June 30, 2023 and 2024, respectively.

Cost of revenues

Our cost of revenues increased by 27.5% from $5.3 million for the six months ended June 30, 2023 to $6.8 million for the same period in 2024. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow our SaaS businesses.

Gross Margins

Our gross margin decreased by 1.9% from 78.6% for the six months ended June 30, 2023 to 76.7% for the same period in 2024. The decrease was primarily due to increase in cost of service features provided within our real estate and trucking SaaS platforms.

Operating expenses

Our operating expenses decreased by 7.0% from $25.9 million for the six months ended June 30, 2023 to $24.1 million for the same period in 2024, primarily due to cost reduction initiatives.

●	Selling and marketing expenses. Our selling and marketing expenses decreased by 12.3% from $9.5 million for the six months ended June 30, 2023 to $8.4 million for the same period in 2024. This decrease was primarily due to lower compensation expense due to decreased headcount.
●	Research and development expenses. Our research and development expenses decreased by 8.2% from $9.8 million for the six months ended June 30, 2023 to $9.0 million for the same period in 2024. This decrease was primarily due to a decrease in our research and development headcount for new projects, and partially offset by service fees paid to outside contractors.
●	General and administrative expenses. Our general and administrative expenses decreased by 0.6% from $6.6 million for the six months ended June 30, 2023 to $6.5 million for the same period in 2024. The decrease was primarily due to lower compensation expense due to decreased headcount and stock-based compensation offset by provision on insurance reimbursement receivable upon the result of arbitration.
●	Impairment of intangible asset. Our impairment of intangible asset increased from nil for the six months ended June 30, 2023 to $0.2 million for the same period in 2024. The impairment loss in 2024 was due to impairment of the technology platform of LoftyWorks.

Gain (Loss) from fair value change of a long-term investment

Loss from fair value change of a long-term investment was $1.6 million for the six months ended June 30, 2024, compared with gain from fair value change of a long-term investment of $0.5 million for the same period in 2023. The gain (loss) from fair value change of a long-term investment represents the unrealized gain (loss) from reduction in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Segment Operations

The Company operates in two reportable segments: Lofty and Trucker Path. The Company defines its segments as those operations whose results the chief operating decision maker regularly reviews to analyze performance and allocate resources.

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

The Company measures the results of its segments using revenue and cost of revenues. Information for the Company’s segments, as well as other operations, is provided in the following table (in thousands):

	Lofty	Trucker Path	Other Operations	Consolidated
Three months ended June 30, 2024
Revenue	$8,491	$6,758	$40	$15,289
Cost of sales	1,382	2,082	36	3,500
Gross Margin	$7,109	$4,676	$4	$11,789

Three months ended June 30, 2023
Revenue	$7,213	$5,638	$17	$12,868
Cost of sales	1,025	1,581	15	2,621
Gross Margin	$6,188	$4,057	$2	$10,247

Six months ended June 30, 2024
Revenue	$16,440	$12,791	$81	$29,312
Cost of sales	2,769	3,975	72	6,816
Gross Margin	$13,671	$8,816	$9	$22,496

Six months ended June 30, 2023
Revenue	$14,039	$10,892	$86	$25,017
Cost of sales	2,036	3,225	83	5,344
Gross Margin	$12,003	$7,667	$3	$19,673

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2023 and June 30, 2024, we had net current assets (current assets less current liabilities) of $24.7 million and $26.2 million, respectively. For the three months ended June 30, 2023 and 2024, we incurred loss from operations amounting to $2.8 million and $0.5 million; for the six months ended June 30, 2023 and 2024, we incurred loss from operations amounting to $6.3 million and $1.6 million, and negative cash flows from operating activities of $5.1 million and $0.3 million, respectively.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of $34.1 million, excluding restricted cash of $5.2 million as of June 30, 2024. The cash reserve is expected to meet our operating needs for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, if negative cash flow from operating activities persists in the long run, our cash resources may become insufficient to satisfy on-going cash requirements. Cash is held at multiple financial institutions. We have diversified our deposits with various banks to reduce our potential exposure to bank failures, such as Silicon Valley Bank’s failure in March 2023.

Cash Flows and Working Capital

The following table sets forth a summary of cash flows for the periods indicated (in thousands):

	For the six months ended June 30,
	2023	2024
Net cash used in operating activities	(5,142)	(289)
Net cash provided by (used in) investing activities	3,921	(136)
Net cash (used in) provided by financing activities	(6,419)	858
Net (decrease) increase in cash and cash equivalents and restricted cash	(7,640)	433
Cash and cash equivalents and restricted cash at the beginning of the period	27,960	38,969
Effect of exchange rate changes	479	(165)
Cash and cash equivalents and restricted cash at end of the period	20,799	39,237

Net cash used in operating activities was $0.3 million for the six months ended June 30, 2024, compared to $5.1 million for the same period in 2023. The principal adjustments to reconcile our net loss to our net cash used in operating activities were fair value change on long-term investment, share-based compensation expense and impairment on and (gain) loss in equity method investments. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities for the six months ended June 30, 2024 was an increase in accounts receivable of $0.6 million and a decrease in accrued expenses and other current liabilities of $0.5 million, and partially offset by an increase in deferred revenue of $0.2 million.

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2024, compared to net cash provided by investing activities was $3.9 million for the same period in 2023. Net cash used in investing activities for the six months ended June 30, 2024 was due to $0.1 million for the purchase of computers. Net cash provided by investing activities for the six months ended June 30, 2023 was primarily due to $4.9 million from redemption of short-term investment, offset by $0.9 million for the refurbishment construction, purchase equipment, and property on the headquarters office.

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2024, compared to net cash used in financing activities was $6.4 million for the same period in 2023. Net cash provided by financing activities for the six months ended June 30, 2024 was primarily due to proceeds of $1.0 million from exercise of share options, partly offset by the repurchase of $0.2 million ordinary shares. Net cash used by financing activities for the six months ended June 30, 2023 was primarily due to the repurchase of $9.1 million ordinary shares, partly offset by settlement of the shareholder derivative lawsuit for which we received a one-time dividend of $2.6 million for shares held in 2023.

Contractual Obligations

The following table sets forth our contractual obligations including interest payment, if applicable, as of June 30, 2024 (in thousands):

	Payment Due by Period
		Less than 1
	Total	year	1-3 years	4-5 years	More than 5 years
Operating lease obligations (1)	435	247	188	—	—

Notes:

(1)We lease facilities and offices under non-cancelable operating lease agreements.

Capital Expenditures

We made capital expenditures of $1.0 million and $0.1 million for the six months ended June 30, 2023 and 2024, respectively. Our capital expenditures for the six months ended June 30, 2023 were primarily used to for the refurbishment construction on the headquarters office. Capital expenditures for the six months ended June 30, 2024 were primarily used to for the purchase of the computers.

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features and functions of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of around 290 engineers and developers as of June 30, 2024, accounting for approximately 58% of our employees as of that date. Most of our engineers and developers are based at our subsidiary offices in China.

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

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred US$9.8 million and US$9.0 million of research and development expenses for the six months ended June 30, 2023 and 2024, respectively.

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

We have been granted 1 patent. In addition, we maintain 32 copyright registrations, all of which are computer software copyright registrations as of June 30, 2024. Our employees sign confidentiality and non-compete agreements when hired.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2024 that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective, due to the two material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting

During the year ended December 31, 2022, our management identified two material weaknesses in our internal control over financial reporting, which remain unremediated as of June 30, 2024, as follows:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the six months ended June 30, 2024 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be part of the ordinary course of business. The Company has been involved in arbitration proceedings which concerns a claim by the Company and Joseph Chen (“Mr. Chen”) against Zurich General Insurance Company (China) Limited (“Zurich”) for reimbursing (i) the Company for its costs indemnifying Mr. Chen and Mr. David K. Chao for their costs in defending a derivative litigation brought in the Supreme Court of the State of New York (Index No. 653594/2018) by Heng Ren Silk Road Investments LLC, Oasis Investments II Master Fund Limited and Jodi Arama (the “New York Court Action”) and (ii) Mr. Chen for his payment contribution towards settling the New York Court Action, in the total sum of US$5,000,000 being the policy limit under the Directors and Officers Liability Excess Insurance Policy entered into between the Company and Zurich on 19 October 2017. On July 22, 2024, the arbitral tribunal issued the final award and dismissed our claims in these proceedings.

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

The following table presents information with respect to the Company’s repurchases of ADSs (each representing 45 of our Class A ordinary shares) during the quarter ended June 30, 2024:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
	ADSs Purchased	Paid Per ADS	Programs	Programs
Periods
April 2024:
Open market purchases	36,131	$0.52	$19	$3,233
May 2024:
Open market purchases	17,302	$0.75	$13	$3,220
June 2024:
Open market purchases	—	$—	$—	$3,220
Total	53,433		$32

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, none of our company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant	10-Q	001-35147	3.1	8/14/2023

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
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

Moatable, Inc.

Dated: August 14, 2024	By:	/s/ Joseph Chen
Joseph Chen
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Scott Stone
Scott Stone
Chief Financial Officer (Principal Financial and Accounting Officer)