Form 10-Q
period 2024-09-30
Moatable, Inc.
filed 2024-11-19
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 7, 2024, the registrant had 633,901,951 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding.

Moatable, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND SEPTEMBER 30, 2024

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	September 30,
	2023	2024
ASSETS
Current assets
Cash and cash equivalents	$33,913	$33,150
Restricted cash	5,056	5,228
Accounts receivable, net	2,603	3,618
Amounts due from related parties	684	690
Prepaid expenses and other current assets, net	3,928	3,056
Total current assets	46,184	45,742

Non-current assets
Property and equipment, net	6,157	6,120
Intangible assets, net	727	1,340
Goodwill	—	3,344
Long-term investments	15,733	14,120
Right-of-use assets	744	1,623
Other non-current assets	155	217
Total non-current assets	23,516	26,764
TOTAL ASSETS	$69,700	$72,506

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,064	$2,410
Accrued expenses and other current liabilities	10,557	11,842
Operating lease liabilities - current	461	624
Amounts due to related parties	655	632
Deferred revenue	4,322	4,575
Income tax payable	3,381	3,001
Total current liabilities	21,440	23,084

Non-current liabilities
Operating lease liabilities - non-current	189	897
Deferred tax liabilities	—	204
Other non-current liabilities	—	8
Total non-current liabilities	189	1,109
TOTAL LIABILITIES	$21,629	$24,193

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS- continued

DECEMBER 31, 2023 AND SEPTEMBER 30, 2024

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	September 30,
	2023	2024
Commitments and contingencies	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 607,424,941 shares issued and 550,232,776 shares outstanding as of December 31, 2023; 709,249,096 shares issued and 633,860,956 shares outstanding as of September 30, 2024	$608	$710
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized; 170,258,970 shares issued and outstanding as of December 31, 2023 and September 30, 2024; each Class B ordinary share is convertible into one Class A ordinary share	170	170
Treasury stock	(2,002)	(2,863)
Additional paid in capital	782,365	784,570
Accumulated deficit	(716,315)	(717,791)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(8,778)	(8,919)

Total Moatable, Inc. shareholders’ equity	62,760	62,589

Non-controlling interest	(14,689)	(14,276)

Total equity	48,071	48,313

TOTAL LIABILITIES AND EQUITY	$69,700	$72,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2024

(In thousands, except per share amounts and shares) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Revenues:
SaaS revenue	$13,257	$16,641	$38,188	$45,872
Other services	34	45	120	126
Total revenues	13,291	16,686	38,308	45,998
Cost of revenues:
SaaS business	2,776	4,017	8,037	10,761
Other services	37	36	120	108
Total cost of revenues	2,813	4,053	8,157	10,869

Gross profit	10,478	12,633	30,151	35,129

Operating expenses
Selling and marketing	4,382	4,628	13,917	12,991
Research and development	4,267	4,779	14,080	13,792
General and administrative	2,628	3,461	9,203	9,995
Impairment of intangible assets	—	—	—	207
Total operating expenses	11,277	12,868	37,200	36,985

Loss from operations	(799)	(235)	(7,049)	(1,856)
Other income, net	33	431	1,228	413
(Loss) Gain from fair value change of a long-term investment	(6,510)	147	(5,989)	(1,474)
Interest income	378	393	1,171	1,164
(Loss) income before provision of income tax and income (loss) in equity method investments and non-controlling interest, net of tax	(6,898)	736	(10,639)	(1,753)
Income tax (expenses) benefits	(192)	604	(192)	368
(Loss) income before income (loss) in equity method investments and non-controlling interest, net of tax	(7,090)	1,340	(10,831)	(1,385)
Impairment on and income (loss) in equity method investments, net of tax	132	165	446	(133)
Net (loss) income	$(6,958)	$1,505	$(10,385)	$(1,518)
Less: Net (loss) income attributable to non-controlling interests	(108)	5	(1,094)	(42)
Net (loss) income attributable to Moatable, Inc.	$(6,850)	$1,500	$(9,291)	$(1,476)

Net (loss) income per share:
Net (loss) income per share attributable to Moatable, Inc. shareholders:
Basic	$(0.008)	$0.002	$(0.009)	$(0.002)
Diluted	(0.008)	0.002	(0.009)	(0.002)
Weighted average number of shares used in calculating net (loss) income per share attributable to Moatable, Inc. shareholders:
Basic	833,169,272	811,518,063	993,755,493	780,018,704
Diluted	833,169,272	811,518,063	993,755,493	780,018,704

Net (loss) income	$(6,958)	$1,505	$(10,385)	$(1,518)

Other comprehensive income (loss), net of tax
Foreign currency translation, net of nil income taxes	37	18	518	(24)
Net unrealized gain (loss) on available-for-sale investments, net of nil income taxes	12	—	(26)	—
Other comprehensive income (loss)	49	18	492	(24)
Comprehensive (loss) income	(6,909)	1,523	(9,893)	(1,542)
Less: total comprehensive (loss) income attributable to non-controlling interest	(203)	6	(1,309)	75
Comprehensive (loss) income attributable to Moatable, Inc.	$(6,706)	$1,517	$(8,584)	$(1,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2024

(In thousands, except share amounts and shares) (Unaudited)

										Accumulated
										other	Total	Non-
	Class A Ordinary shares		Class B Ordinary shares		Treasury stock		Additional	Accumulated	Statutory	comprehensive	Moatable	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	reserves	(loss) income	Inc.’s Equity	interest	equity

Balance as of December 31, 2022	832,736,562	$833	305,388,450	$305	—	$—	$779,002	$(697,299)	$6,712	$(8,951)	$80,602	$(13,888)	$66,714
Stock-based compensation	—	—	—	—	—	—	644	—	—	—	644	121	765
Repurchase of Class A ordinary shares	—	—	—	—	(30,549,690)	(1,249)	—	—	—	—	(1,249)	—	(1,249)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(42)	(42)	—	(42)
Other comprehensive income	—	—	—	—	—	—	—	—	—	127	127	5	132
Reclassification of additional paid-in capital	—	—	—	—	—	—	838	(838)	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	5,970	—	—	5,970	(636)	5,334
Exercise of share options and restricted shares vesting	30,645,751	3	—	—	—	—	33	—	—	—	36	—	36
Balance as of March 31, 2023	863,382,313	$836	305,388,450	$305	(30,549,690)	$(1,249)	780,517	$(692,167)	6,712	$(8,866)	$86,088	$(14,398)	$71,690
Stock-based compensation	—	—	—	—	—	—	597	—	—	—	597	116	713
Repurchase of Class A ordinary shares	(152,870,520)	(153)	—	—	(24,415,605)	(704)	—	(3,633)	—	—	(4,490)	—	(4,490)
Repurchase of Class B ordinary shares	—	—	(135,129,480)	(135)	—	—	—	(3,211)	—	—	(3,346)	—	(3,346)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	4	4	—	4
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	474	474	(125)	349
Net loss	—	—	—	—	—	—	—	(8,411)	—	—	(8,411)	(350)	(8,761)
Exercise of share options and restricted shares vesting	5,272,890	33	—	—	—	—	(33)	—	—	—	—	—	—
Balance as of June 30, 2023	715,784,683	$716	170,258,970	$170	(54,965,295)	$(1,953)	781,081	$(707,422)	6,712	$(8,388)	$70,916	$(14,757)	$56,159
Stock-based compensation	—	—	—	—	—	—	692	—	—	—	692	95	787
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	12	12	—	12
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	132	132	(95)	37
Net loss	—	—	—	—	—	—	—	(6,850)	—	—	(6,850)	(108)	(6,958)
Exercise of share options and restricted shares vesting	4,258,155	4	—	—	—	—	—	—	—	—	4	14	18
Balance as of September 30, 2023	720,042,838	$720	170,258,970	$170	(54,965,295)	$(1,953)	781,773	$(714,272)	6,712	$(8,244)	$64,906	$(14,851)	$50,055

Balance as of December 31, 2023	607,424,941	$608	170,258,970	$170	(57,192,165)	$(2,002)	$782,365	$(716,315)	$6,712	$(8,778)	$62,760	$(14,689)	$48,071
Stock-based compensation	—	—	—	—	—	—	555	—	—	—	555	117	672
Repurchase of Class A ordinary shares	—	—	—	—	(7,991,370)	(155)	—	—	—	—	(155)	—	(155)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(47)	(47)	(1)	(48)
Net loss	—	—	—	—	—	—	—	(2,814)	—	—	(2,814)	(27)	(2,841)
Exercise of share option and restricted shares vesting	96,104,340	96	—	—	—	—	944	—	—	—	1,040	—	1,040
Balance as of March 31, 2024	703,529,281	$704	170,258,970	$170	(65,183,535)	$(2,157)	$783,864	$(719,129)	$6,712	$(8,825)	$61,339	$(14,600)	$46,739
Stock-based compensation	—	—	—	—	—	—	542	—	—	—	542	111	653
Repurchase of Class A ordinary shares	—	—	—	—	(2,404,485)	(32)	—	—	—	—	(32)	—	(32)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(111)	(111)	117	6
Net loss	—	—	—	—	—	—	—	(162)	—	—	(162)	(20)	(182)
Exercise of share option and restricted shares vesting	5,207,580	5	—	—	—	—	—	—	—	—	5	—	5
Balance as of June 30, 2024	708,736,861	$709	170,258,970	$170	(67,588,020)	$(2,189)	$784,406	$(719,291)	$6,712	$(8,936)	$61,581	$(14,392)	$47,189
Stock-based compensation	—	—	—	—	—	—	164	—	—	—	164	110	274
Change of shares withheld for payroll taxes on restricted shares into treasury stock	—	—	—	—	(7,800,120)	(674)	—	—	—	—	(674)	—	(674)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	17	17	1	18
Net income	—	—	—	—	—	—	—	1,500	—	—	1,500	5	1,505
Exercise of share option and restricted shares vesting	512,235	1	—	—	—	—	—	—	—	—	1	—	1
Balance as of September 30, 2024	709,249,096	$710	170,258,970	$170	(75,388,140)	$(2,863)	$784,570	$(717,791)	$6,712	$(8,919)	$62,589	$(14,276)	$48,313

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2024

(In thousands) (Unaudited)

	For the nine months ended September 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(10,385)	$(1,518)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	2,265	1,599
Impairment on and (income) loss in equity method investments	(446)	133
Amortization of the right-of-use assets	391	341
Depreciation and amortization	325	297
Release of tax liabilities	(1,291)	(726)
Impairment on intangible asset	—	207
Fair value change on long - term investment	5,989	1,474
Loss from disposal of subsidiaries	308	—
Provision for credit losses	186	1,053
Reversal of aged other payables	—	(1,711)
Changes in operating assets and liabilities:
Accounts receivable	(781)	(1,130)
Prepaid expenses and other current assets	(234)	(410)
Other non-current assets	—	(55)
Accounts payable	92	152
Amounts due from/to related parties	(2)	—
Accrued expenses and other current liabilities	(802)	1,787
Deferred revenue	(18)	253
Operating lease liabilities	(368)	(388)
Income tax payable	192	346
Net cash (used in) provided by operating activities	(4,579)	1,704

Cash flows from investing activities:
Payment for acquisition of a subsidiary, net of cash acquired	—	(2,658)
Purchases of intangible assets	(96)	(140)
Redemption of short-term investments	19,585	—
Dividend received from equity investment	52	—
Proceeds from disposal of equipment and property	1	—
Purchases of property and refurbishment construction	(927)	(177)
Net cash provided by (used in) investing activities	18,615	(2,975)

Cash flows from financing activities:
Proceeds from exercise of share options	40	1,046
Ordinary share buyback	(9,085)	(187)
Dividend received from stipulation settlement	2,630	—
Proceeds from a related party	9,179	—
Net cash provided by financing activities	2,764	859

Net increase (decrease) in cash and cash equivalents and restricted cash	16,800	(412)
Cash and cash equivalents and restricted cash at beginning of period	27,960	38,969
Effect of exchange rate changes	699	(179)
Cash and cash equivalents and restricted cash at end of period	$45,459	$38,378
Reconciliation of cash, cash equivalents, and restricted cash reported within the condense consolidated balance sheets
Cash and cash equivalents	$45,459	$33,150
Restricted cash	—	5,228
Cash and cash equivalents and restricted cash at the end of the period	$45,459	$38,378

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$757	$1,228
Payable related to acquisition of The Letting Partnership Ltd (“TLP”)	—	830
Change of shares withheld for payroll taxes on restricted shares into treasury stock	—	674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share amounts and shares)

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

As of September 30, 2024, Moatable, Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

	Later of date		Percentage of
	of incorporation	Place of	legal ownership	Principal
Name of Subsidiaries	or acquisition	incorporation	by Moatable Inc.	activities
Subsidiaries:
Lofty Inc.(“Lofty”)	September 7, 2012	Delaware, USA	76.4%	SaaS business
Trucker Path, Inc. (“Trucker Path”)	December 28, 2017	Delaware, USA	76.1%	SaaS business
Renren Giantly Philippines Inc.	March, 2018	Philippines	100%	SaaS business
Qianxiang Shiji Technology Development (Beijing) Co., Ltd. (“Qianxiang Shiji”)	March 21, 2005	PRC	100%	Investment holding
The Letting Partnership Ltd (“TLP”)	August 30,2024	England and Wales, UK	76.4%	Real estate accounting business

Variable Interest Entity:
Beijing Qianxiang Tiancheng Technology Development Co., Ltd. (“Qianxiang Tiancheng”)	October 28, 2002	PRC	N/A	Software developer

Subsidiaries of Variable Interest Entity:
Beijing Qianxiang Wangjing Technology Development Co., Ltd. (“Qianxiang Wangjing”)	November 11, 2008	PRC	N/A	Software developer

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

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying condensed consolidated financial statements after elimination of intercompany balances and transactions between the VIE and VIE’s subsidiaries (in thousands). As of December 31, 2023 and September 30, 2024, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,	As of September 30,
	2023	2024
Total assets	$7,006	$6,058
Total liabilities	$7,802	$5,600

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Revenues	$20	$21	$76	$62
Net (loss) income	$(4,180)	$(1,698)	$(10,918)	$(8,808)

	For the nine months ended September 30,
	2023	2024
Net cash provided by operating activities	$1,541	$345
Net cash used in investing activities	$(58)	$(18)
Net cash used in financing activities	$—	$—

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

Prior to the issuance of the Company’s Form 10-Q for the quarter ended September 30, 2024, management discovered that it incorrectly classified a foreign subsidiary as a VIE starting in the period ended June 30, 2023. Accordingly, total liabilities of $7,802 was incorrectly reported as $11,877 and net loss of $15,871 was incorrectly reported as $10,339. The error as of December 31, 2023 is revised in this condensed consolidated financial statements. And the error related to the year ended December 31, 2023 will be revised when the Company files its annual report on Form 10-K for the year ended December 31, 2024. There were similar errors relating to total liabilities attributable to the VIEs in Form 10-Qs filed for the period of March 31, 2024 and June 30, 2024 that will be revised when the Company files Form 10-Qs for the first and second quarters in 2025. The impact on net income for the various quarterly information included in Form 10-Qs and the impact on assets and cash flow information for all periods was de minimis. There is no impact of this misclassification on the consolidated financial statements.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, provision for credit losses, the fair value of share-based compensation awards, the realization of deferred income tax assets, impairment of long-lived assets, and impairment of long-term investments.

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

Cash and cash equivalents

Cash and cash equivalents generally consist of cash and highly liquid investments with an original maturity of three months or less. The Company acts as an agent for its property management clients in managing specific cash and cash equivalents. These amounts are excluded from the accompanying consolidated balance sheets.

Restricted Cash

On August 28, 2023, the Company entered into an Escrow Agreement with U.S. Bank National Association to enhance directors and officers’ insurance coverage. The Company set aside $5 million restricted cash into an escrow account with U.S. Bank as required by the contractual agreement with U.S. Bank National Association.

Accounts receivable

Accounts receivable are stated at the original amount less an provision for credit loss. Accounts receivable are recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional.

Provision for credit loss

In accordance with Accounting Standards Codification (“ASC") Topic 326, Financial Instruments - Credit Losses, the Company evaluates its accounts receivable, and other current receivable included in other current assets for expected credit losses on a regular basis. The Company maintains an estimated provision for credit losses to reduce its receivables to the amount that it believes will be collected. The Company considers factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness, current market conditions, reasonable and supportable forecasts of future economic conditions, and other specific circumstances related to the accounts. The Company adjusts the provision percentage periodically when there are significant differences between estimated bad debts and actual bad debts. If there is strong evidence indicating that the receivables are likely to be unrecoverable, the Company also makes specific provision in the period in which a loss is determined to be probable. Receivables balances are written off after all collection efforts have been exhausted. For the three months ended September 30, 2023 and 2024, the Company recorded $28 and $140 provision for credit loss for accounts receivable, respectively, and $158 and $176 provision for credit loss for other receivable, respectively. For the nine months ended September 30, 2023 and 2024, the Company recorded $28 and $140 provision for credit loss for accounts receivable, respectively, and $158 and $913 provision for credit loss for other receivable, respectively.

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

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represent amounts invoiced and revenue recognized when the Company has satisfied the Company’s performance obligation and has the unconditional right to payment. There were no contract assets recorded as of December 31, 2023 and September 30, 2024.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $4,322 and $4,575 as of December 31, 2023 and September 30, 2024, respectively, which is expected to be recognized as revenue within one year. The amount of revenue recognized during the nine months ended September 30, 2023 and 2024 that was previously included in the deferred revenue as of December 31, 2022 and 2023 were $3,922 and $3,666, respectively.

(Loss) income per share

Basic (loss) income per ordinary share is computed by dividing net (loss) income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

Diluted (loss) income per ordinary share reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares. The Company had stock options and non-vested restricted shares, which could potentially dilute basic earnings per share in the future. All stock options and nonvested restricted shares in the diluted loss per ordinary share computation were excluded in periods of net loss for the three and nine months ended September 30, 2023 and for the nine months ended September 30, 2024, respectively, as their effects would be anti-dilutive in loss periods. 250,000 stock options and 6,782,962 nonvested restricted shares in the diluted income per ordinary share computation were excluded for the three months ended September 30, 2024 because their inclusion would have been anti-dilutive.

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

3.   ACQUISITION

On August 30, 2024, for the purpose of entering into the rental property management business, the Company acquired 100% equity interest of The Letting Partnership Ltd (“TLP”) from a third party for a cash consideration of £3,320 (approximately $4,432), including £2,700 (approximately $3,602) due at closing and £300 (approximately $401) due within 90 days after closing and a working capital adjustment of £320 (approximately $429). As of September 30, 2024, a total of £2,700 (approximately $3,602) acquisition consideration was paid and the remaining £620 (approximately $830) acquisition consideration payable, consisting of $401 final payment and $429 working capital adjustment, is recorded in accrued expenses and other current liabilities.

The acquisition was accounted for as a business combination by applying the acquisition method. Accordingly, the acquired assets and liabilities were recorded at their fair value at the date of acquisition. Fair value of net assets, aside from intangible assets, are valued at net book value with no fair value adjustments identified. The purchase price allocation on intangible assets was based on a valuation analysis that utilized and considered generally accepted valuation methodologies such as the income and cost approach. The Company engaged a third-party valuation firm to assist with the valuation of assets acquired and liabilities assumed in this business combination. The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable judgment from management. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. The Company determine discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of assets, forecasted life cycle and forecasted cash flows over that period.

The following table summarizes the preliminary acquisition date fair values of the assets and liabilities acquired as of August 30, 2024 (in thousands). The purchase price allocation is subject to subsequent measurement period adjustments.

Amount
USD
Cash consideration	$3,602
Consideration payable	830
Total consideration	4,432

Current assets	1,257
Property, plant and equipment, net	58
Intangible assets (1)	748
Other non-current assets	7
Deferred tax liabilities	(201)
Current Liabilities	(760)
Non-current Liabilities	(8)
Total Identifiable Net Assets	1,101
Goodwill (2)	$3,331

(1)The intangible assets, including the customer relationship, were valued using the multi-period excess earning method under income approach, which represents the excessive earnings generated by the asset that remains after a deduction for a return on other contributory assets. The estimated useful life of the customer relationship is 7 years.

(2)Goodwill arose in the acquisition of TLP was attributable to the benefit of expected synergies, revenue growth, future market development and the assembled workforce as of the date of acquisition and assigned to the Lofty segment as a separate TLP reporting unit. These benefits are not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill arising from the acquisition is not expected to be deductible for tax purposes.

The net revenue and net income of TLP since the acquisition date and that were included in the Company’s consolidated statements of operations for the nine months ended September 30, 2024 are $277 and $22, respectively.

Pro forma results of operations for the TLP acquisition have not been presented as they are not material to the Company’s consolidated results.

4.   LONG-TERM INVESTMENTS

Long-term investments consisted of the following (in thousands):

		As of December 31,	As of September 30,
	Note	2023	2024
Equity method investments:
Fundrise, L.P.	(i)	$12,504	$12,959
Other	(ii)	600	—
Total equity method investments		$13,104	$12,959

Equity investment with readily determinable fair values
Kaixin Auto Holdings	(iii)	$1,921	$447

Equity investment without readily determinable fair values
Suzhou Youge Interconnection Venture Capital Center		$708	$714
Total equity investments without readily determinable fair values		$708	$714

Total long-term investments		$15,733	$14,120
(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2023 and September 30, 2024 and recognized its share of income of $132 and $165 for the three months ended September 30, 2023 and 2024, and share of income of $391 and $455 for the nine months ended September 30, 2023 and 2024, respectively.
(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,385 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2023 and September 30, 2024 and recognized no share of income for the three and nine months ended September 30, 2023 and 2024. For the three and nine months ended September 30, 2024, the Company recognized an impairment loss of nil and $588, respectively.
(iii)	As of September 30, 2024, the Company’s equity interest in Kaixin was 16.6% and the investment in Kaixin was accounted for as equity investment with readily determinable fair value. For the three months ended September 30, 2023 and 2024, the Company recognized a $6,510 unrealized loss and $147 unrealized income as a change of fair value to the investment of Kaixin. For the nine months ended September 30, 2023 and 2024, the Company recognized $5,989 and $1,474 unrealized loss as a change of fair value to the investment of Kaixin, which was booked in gain (loss) from fair value change of a long-term investment. As of September 30, 2024, the market value of the Company’s equity investment in Kaixin Auto Holdings decreased to $447 from $1,921 as of December 31, 2023. The decrease in value is a result of a change in the quoted share price.

5.   OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases expire through 2025 and are renewable upon negotiation.

For the three months ended September 30, 2023 and 2024, cash paid for amounts included in the measurement of lease liabilities was $100 and $143 respectively. For the nine months ended September 30, 2023 and 2024, cash paid for amounts included in the measurement of lease liabilities was $368 and $388 respectively.

The operating lease cost and short-term lease cost for the three and nine months ended September 30, 2023 and 2024 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Selling expenses	$25	$22	$118	$61
Research and development expenses	65	170	205	375
General and administrative expenses	18	21	79	54
Total operating lease cost	108	213	402	490

Short-term lease cost	13	22	93	82

Total lease cost	$121	$235	$495	$572

The weighted average remaining lease term as of December 31, 2023 and September 30, 2024 was 1.64 and 3.70 years, and the weighted average discount rate of the operating leases was 10.30% and 5.50%, respectively.

Maturities of lease liabilities as of September 30, 2024 were as follows (in thousands):

Operating Lease
Remainder of 2024	$217
2025	555
2026	363
2027	289
2028	48
Thereafter	172
Total undiscounted lease payment	1,644
Less: Imputed interest	(123)
Present value of lease liabilities	$1,521

6.   ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the three months ended September 30, 2023 and 2024, 4,258,155 and 512,235 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation, respectively; and during the nine months ended September 30, 2023 and 2024, 40,176,796 and 101,824,155 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share - based compensation, respectively.

Stock Repurchase from public market

On November 7, 2022, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate of $10.0 million of the Company’s Class A ordinary shares, par value $0.001 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices under ordinary principles of best execution within one year after commencement (the “Stock Repurchase Program”). The Stock Repurchase Program took effect on January 16, 2023. On October 13, 2023, the Board approved an extension and extra funding of the existing Stock Repurchase Program whereby the expiration date was extended to December 31, 2024 and the authorized repurchase amount was increased from $10.0 million to $15.0 million. On November 1, 2024, the Board approved an extension of the existing Stock Repurchase Program until December 31, 2026.

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

For the nine months ended September 30, 2023 and 2024, the Company repurchased 1,221,451 and 231,019 ADSs, representing 54,965,295 and 10,395,855 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $1,953 and $187 on the open market, at a weighted average price of $1.60 and $0.81 per ADS, respectively.

Change of Shares withheld for payroll taxes on Restricted Stock Units (“RSU”) into treasury stock

The Company entered into an employee stock option service agreement January 1, 2021, (the “ESOP Agreement”) with The Core Group (“Core”), pursuant to which Core withheld ADSs for the payroll tax liabilities from the employees. The Company used excess cash on hand to remit payroll tax liabilities on behalf of optionees and recorded a receivable. Due to the Stock Repurchase Program, management decided not to sell shares in the open market to settle the receivable due from these optionees. In September, 2024, the Company decided to settle the receivable due from these optionees by changing ADSs withheld for the payroll taxes into treasury stock, which were 173,336 ADSs in the aggregate, representing 7,800,120 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $674, at a weighted average price of $3.89 per ADS.

7.   SHARE-BASED COMPENSATION

Moatable, Inc. Stock options

The following table summarizes information with respect to share options outstanding as of September 30, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	250,000	9.74	$0.01	$0.003	20,833	9.74	$0.01	$0.003
	250,000			$0.003	—			$0.003

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2023	91,646,055	$0.01

Granted	250,000	$0.01
Exercised	(91,646,055)	$0.01

Balance, September 30, 2024	250,000	$0.01

Exercisable, September 30, 2024	20,833	$0.01

Expected to vest, September 30, 2024	229,167	$0.01

Share-based compensation is based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method. For the three and nine months ended September 30, 2024, the Company granted an aggregate of nil and 250,000 options to Joseph Chen, the chairman and the chief executive of the Company to compensate for his service, respectively. The weighted average grant - date fair value of the options granted during the period presented was $0.01 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

For employee stock options, the Company did not record any share-based compensation expense for the three months and nine months ended September 30, 2023. The Company recorded $0.3 and $0.3 share - based compensation expense for the three months and nine months ended September 30, 2024, respectively.

For the three and nine months ended September 30, 2023 and 2024, there was no share-based compensation recorded for non-employee options.

As of September 30, 2024, there was $3.3 unrecognized share-based compensation expense relating to share options. This amount is expected to be recognized over a weighted - average vesting period of 3.67 years.

Moatable, Inc. Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2023	20,538,376	$0.07

Granted	1,313,865	0.05
Vested	(10,178,100)	$0.09
Forfeited	(4,891,179)	0.04

Outstanding as of September 30, 2024	6,782,962	$0.06

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares of $692 and $164 for the three months ended September 30, 2023 and 2024, and $1,933 and $1,261 for the nine months ended September 30, 2023 and 2024, respectively.

Total unrecognized compensation expense amounting to $1,216 related to nonvested restricted shares granted as of September 30, 2024. The expense is expected to be recognized over a weighted-average period of 0.99 years.

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

For the three and nine months ended September 30, 2024, Lofty granted an aggregate of nil and 7,800 options under 2021 Lofty Plan to Joseph Chen, the chairman and the chief executive of the Company as compensation and Scott Stone, chief financial officer of the Company, for their service. The weighted average grant-date fair value of the options granted during the period presented was $25.20 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

For the three and nine months ended September 30, 2024, Trucker Path granted an aggregate of nil and 7,800 options under 2021 Trucker Path Plan to Joseph Chen, the chairman and the chief executive of the Company as compensation and Scott Stone, chief financial officer of the Company, for their service. The weighted average grant-date fair value of the options granted during the period presented was $14.77 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

The Company recorded share-based compensation expense for Lofty and Trucker Path for the three and nine months ended September 30, 2023 and 2024 as follows, based on the fair value on the grant dates over the requisite service period of award using the straight-line method (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Lofty	$34	$45	$120	$138
Trucker Path	$61	$65	$212	$200

As of September 30, 2024 there were $288 and $342 unrecognized share-based compensation expense relating to share options of Lofty and Trucker Path, respectively. This amount is expected to be recognized over a weighted-average vesting period of 1.45 and 1.27 years for Lofty and Trucker Path, respectively.

The following table summarizes information with respect to share options outstanding of Lofty as of September 30, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00 and 73.35	46,748	8.72	$30.79	$19.43	33,175	6.77	$25.01	$27.38
	46,748			$19.43	33,175			$27.38

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2023	47,673	$28.03	$14.41
Granted	7,800	$33.48	$25.20
Exercised	(7,150)	$6.00	$3.77
Forfeited	(1,575)	$73.35	$33.48
Balance, September 30, 2024	46,748	$30.79	$17.20
Exercisable, September 30, 2024	33,175	$25.01
Expected to vest, September 30, 2024	13,573	$44.90

The following table summarizes information with respect to share options outstanding of Trucker Path as of September 30, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00 and 133.00	46,915	8.67	57.66	$22.93	34,566	6.78	45.46	$31.12
	46,915			$22.93	34,566			$31.12

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2023	48,649	$46.01	$22.81
Granted	7,800	$64.70	$14.77
Exercised	(9,534)	$4.00	$2.00
Balance, September 30, 2024	46,915	$57.66	$22.81
Exercisable, September 30, 2024	34,566	$45.46
Expected to vest, September 30, 2024	12,349	$91.40

The total amount of share-based compensation expense for options and nonvested restricted shares of the Company, Lofty and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Selling and marketing	$36	$34	116	$116
Research and development	205	85	494	497
General and administrative	546	155	1,655	986
Total share-based compensation expense	$787	$274	2,265	1,599

There was no income tax benefit recognized in the statements of operations for share-based compensation for the three and nine months ended September 30, 2023 and 2024.

8.   RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company:

	Name	Relationship
(a)	Kaixin Automobile Holdings (“Kaixin”)	Equity investment of the Company (Note 4)
(b)	Infinities Technology (Cayman) Holding Limited (“Infinities”)	Equity investment of the Company
(c)	Oak Pacific Investment (“OPI”) and its subsidiaries	An entity (and its subsidiaries) controlled together by chief executive officer and one of the Company’s board members.

Amounts due from related parties

As of December 31, 2023 and September 30, 2024 amounts due from related parties were as follows (in thousands):

	Note	As of December 31, 2023	As of September 30, 2024
Gross amount due from Kaixin	(i)	3,690	3,709
Less: bad debt provision		(3,690)	(3,709)
Net amount due from Kaixin		—	—
Infinities	(ii)	671	676
OPI and its subsidiaries		13	14
Total		$684	$690
(i)	The balances mainly represented the advances made to Kaixin for daily operational purposes. The Company provided full bad debt provision for the year ended December 31, 2021, as the Company concluded the likelihood of the balance being recovered is remote.
(ii)	The balance represents the receivable due from Infinities in connection with the disposition of the SNS business. In November 2018, the Company’s Board of Directors approved a proposal for the sale of its SNS Business to Beijing Infinities for a combined consideration of $20,000 in cash and $40,000 in the form of Beijing Infinities shares to be issued to the Company. The Company collected $6,866 in 2019, however, by December 31, 2019, Beijing Infinities failed to make payments under the agreed extended repayment plan. Based on assessment of the collectability, the Company provided an provision of $12,408 for the receivable. Additionally, the shares receivable in the form of Infinites Technology (Cayman) Holding Limited, which is the holding company of Beijing Infinities, were received as of December 31, 2020 and were recorded as long-term investments in the consolidated balance sheets as of December 31, 2020. For the year ended December 31, 2022, the Company made full impairment of the investment of Infinites as a result of adverse change in the government regulatory, economic and technological environment, the continuing worsened general market condition of both the geographic area and the industry in which the investees operate, and negative financial trends within the investee.

Amounts due to related parties

As of December 31, 2023 and September 30, 2024 amounts due to related parties were as follows (in thousands):

	As of December 31, 2023	As of September 30, 2024
Infinities	$643	$632
OPI and its subsidiaries	12	—
Total	$655	$632

9.   SEGMENT INFORMATION and GEOGRAPHIC INFORMATION

The disaggregated revenues by subscription, advertising, and other services for the three and nine months ended September 30, 2023 and 2024 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Lofty
Subscription services	$6,834	$8,442	$20,038	$24,001
Advertising services	356	386	1,131	1,120
Other revenue	72	388	132	535
	$7,262	$9,216	$21,301	$25,656
Trucker Path
Subscription services	$5,454	$6,823	$15,495	$18,695
Advertising services	497	398	1,328	1,279
Other SaaS revenue	44	204	64	242
	$5,995	$7,425	$16,887	$20,216
Other Operations
Other services	$34	$45	$120	$126
Total Revenue	$13,291	$16,686	$38,308	$45,998

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

The Lofty segment includes the Company’s all-in-one real estate sales acceleration, client lifecycle management platform and real estate accounting business. The Trucker Path segment includes the Company’s driver-centric online transportation management platform. The Other Operations segment consists of other items not allocated to any of the Company’s segments.

The Company measures the results of its segments using, among other measures, each segment’s revenue and cost of sales. Information for the Company’s segments, as well as for Other Operations, is provided in the following table (in thousands):

	Lofty	Trucker Path	Other Operations	Consolidated
Three months ended September 30, 2024
Revenue	$9,216	$7,425	$45	$16,686
Cost of sales	1,722	2,295	36	4,053
Gross Margin	$7,494	$5,130	$9	$12,633

Three months ended September 30, 2023
Revenue	$7,262	$5,995	$34	$13,291
Cost of sales	1,047	1,729	37	2,813
Gross Margin	$6,215	$4,266	$(3)	$10,478

Nine months ended September 30, 2024
Revenue	$25,656	$20,216	$126	$45,998
Cost of sales	4,491	6,270	108	10,869
Gross Margin	$21,165	$13,946	$18	$35,129

Nine months ended September 30, 2023
Revenue	$21,301	$16,887	$120	$38,308
Cost of sales	3,083	4,954	120	8,157
Gross Margin	$18,218	$11,933	$—	$30,151

The majority of the Company’s revenue for the three and nine months ended September 30, 2023 and 2024 were generated from the United States.

As of December 31, 2023 and September 30, 2024, substantially all of the long-lived assets of the Company were located in the US. As of December 31, 2023, the long-lived assets of $682, $257 and $6,844 of the Company were located in the PRC, Philippines and United States, respectively. As of September 30, 2024, the long-lived assets in the carrying value of $236, $376, $1,685 and $7,003 of the Company were located in the Philippines, PRC, Europe, UK, and United States, respectively.

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

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the three and nine months ended September 30, 2023 and 2024, respectively.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amount of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution was $8,802 as of September 30, 2024.

11.   INCOME TAXES

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has a full valuation allowance against U.S. federal and state net operating losses.

12.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 19, 2024, the date of issuance of the condensed consolidated financial statements, and noted that there are no other subsequent events.

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

Total revenues increased from $13.3 million for the three months ended September 30, 2023 to $16.7 million for the same period in 2024, and net loss for the three months ended September 30, 2023 was $7.0 million and net income $1.5 million for the same period in 2024. For the nine months ended September 30, 2023, our total revenues increased from $38.3 million to $46.0 million in the same period in 2024, and net loss for the nine months ended September 30, 2023 was $10.4 million and $1.5 million for the same period in 2024. Net income for the three months ended September 30, 2024 was primarily driven by $0.4 million other income, $0.4 million interest income and $0.6 million tax benefit.

Loss from operations improved from $0.8 million to $0.2 million for the three months ended September 30, 2023 and 2024, respectively, and $7.0 million to $1.9 million for the nine months ended September 30, 2023 and 2024, respectively, driven by the rapidly evolved business and improvement of overall operations.

Financial Overview

Revenue

We derive substantially all of our revenues from SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. Timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was $4.3 million and $4.6 million as of December 31, 2023 and September 30, 2024, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024
Lofty
Subscription services	$6,834	$8,442	$20,038	$24,001
Advertising services	356	386	1,131	1,120
Other SaaS revenue	72	388	132	535
	$7,262	$9,216	$21,301	$25,656
Trucker Path
Subscription services	$5,454	$6,823	$15,495	$18,695
Advertising services	497	398	1,328	1,279
Other SaaS revenue	44	204	64	242
	$5,995	$7,425	$16,887	$20,216
Other Operations
Other services	$34	$45	$120	$126
Total Revenue	$13,291	$16,686	$38,308	$45,998

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

Cost of Revenues

Cost of revenues consists primarily of App and Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues was $2.8 million and $4.1 million for the three months ended September 30, 2023 and 2024, respectively; and $8.2 million and $10.9 million for the nine months ended September 30, 2023 and 2024, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses, both as dollar amounts and as percentages of our total revenues, for the periods indicated (in thousands).

	For the three months ended September 30,				For the nine months ended September 30,
	2023		2024		2023		2024

	(Unaudited, in thousands of US$, except for percentages)
	US$	%	US$	%	US$	%	US$	%
Operating expenses:
Selling and marketing	$4,382	33.0%	$4,628	27.7%	$13,917	36.3%	$12,991	28.2%
Research and development	4,267	32.1%	4,779	28.6%	14,080	36.8%	13,792	30.0%
General and administrative	2,628	19.8%	3,461	20.7%	9,203	24.0%	9,995	21.7%
Impairment of intangible assets	—	—%	—	—%	—	—%	207	0.5%
Total operating expenses	$11,277	84.9%	$12,868	77.0%	$37,200	97.1%	$36,985	80.4%

Our selling and marketing expenses, research and development expenses, and general and administrative expenses include share-based compensation expenses of $0.8 million and $0.3 million for the three months ended September 30, 2023 and 2024, respectively; and $2.3 million and $1.6 million for the nine months ended September 30, 2023 and 2024, respectively.

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

Results of Operations

Comparison of the Three and Nine months ended September 30, 2024 and 2023

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2024	2023	2024

	(Unaudited, in thousands of US$)
Revenues	$13,291	$16,686	$38,308	$45,998
Cost of revenues	2,813	4,053	8,157	10,869
Operating expenses	11,277	12,868	37,200	36,985
Loss from operations	(799)	(235)	(7,049)	(1,856)
Total other (expenses) income, net	(6,099)	971	(3,590)	103
(Loss) income before income taxes	(6,898)	736	(10,639)	(1,753)
Income tax (expenses) benefits	(192)	604	(192)	368
Impairment on and income (loss) in equity method investments, net of tax	132	165	446	(133)
Net (loss) income	$(6,958)	$1,505	$(10,385)	$(1,518)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Revenues

Our revenues increased by 25.5% from $13.3 million for the three months ended September 30, 2023 to $16.7 million for the same period in 2024. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 24.2% from $12.3 million for the three months ended September 30, 2023 to $15.3 million for the same period in 2024. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of September 30, 2024 for Lofty and Trucker Path increased to 4,120 and 120,470, by 11% and 21%, compared to September 30, 2023 paying subscriptions of 3,700 and 99,200, respectively. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 82,300 as of September 30, 2024 from 50,000 as of September 30, 2023, an increase of 65%.

●	Advertising Services. Our revenue from advertising services decreased by 8.1% from $0.9 million for the three months ended September 30, 2023 to $0.8 million for the same period in 2024.

Cost of revenues

Our cost of revenues increased by 44.1% from $2.8 million for the three months ended September 30, 2023 to $4.1 million for the same period in 2024. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow our SaaS businesses.

Gross Margins

Our gross margin decreased 3.1% from 78.8% for the three months ended September 30, 2023 to 75.7% for the same period in 2024. The decrease was primarily due to increase in cost of service features provided within our real estate and trucking SaaS platforms.

Operating expenses

Our operating expenses increased by 14.1% from $11.3 million for the three months ended September 30, 2023 to $12.9 million for the same period in 2024, primarily due cost reduction initiatives.

●	Selling and marketing expenses. Our selling and marketing expenses were $4.4 million and $4.6 million for the three months ended September 30, 2023 and 2024, respectively.
●	Research and development expenses. Our research and development expenses increased by 12.0% from $4.3 million for the three months ended September 30, 2023 to $4.8 million for the same period in 2024. This increase was primarily due to the increased headcount and facility expenses for our new office in Poland.

General and administrative expenses. Our general and administrative expenses increased by 31.7% from $2.6 million for the three months ended September 30, 2023 to $3.5 million for the same period in 2024. The increase was primarily due to increased legal fees and increased headcount and facility expenses for our new office in Poland.

●	Other Income, net

We had other income of $0.4 million for the three months ended September 30, 2024, compared with other income of $0.03 million for the same period in 2023. The fluctuation was primarily due to release of $1.7 million other payables, offset by $1.1 million accrued payment to defendant for its legal cost.

(Loss) Gain from fair value change of a long-term investment

Gain from fair value change of a long-term investment was $0.1 million for the three months ended September 30, 2024, compared with loss of $6.5 million for the same period in 2023. The (loss) gain from fair value change of a long-term investment represents the unrealized (loss) gain from reduction (increase) in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Revenues

Our revenues increased by 20.1% from $38.3 million for the nine months ended September 30, 2023 to $46.0 million for the same period in 2024. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 20.2% from $35.5 million for the nine months ended September 30, 2023 to $42.7 million for the same period in 2024. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying subscriptions as of September 30, 2024 for Lofty and Trucker Path increased to 4,120 and 120,470, by 11% and 21%, compared to September 30, 2023 paying subscriptions of 3,700 and 99,200, respectively. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 82,300 as of September 30, 2024 from 50,000 as of September 30, 2023, an increase of 65%.
●	Advertising Services. Our revenue from advertising services were $2.5 million and $2.4 million for the nine months ended September 30, 2023 and 2024, respectively.

Cost of revenues

Our cost of revenues increased by 33.2% from $8.2 million for the nine months ended September 30, 2023 to $10.9 million for the same period in 2024. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow our SaaS businesses.

Gross Margins

Our gross margin decreased by 2.3% from 78.7% for the nine months ended September 30, 2023 to 76.4% for the same period in 2024. The decrease was primarily due to increase in cost of service features provided within our real estate and trucking SaaS platforms.

Operating expenses

Our operating expenses decreased by 0.6% from $37.2 million for the nine months ended September 30, 2023 to $37.0 million for the same period in 2024, primarily due to cost reduction initiatives.

●	Selling and marketing expenses. Our selling and marketing expenses decreased by 6.7% from $13.9 million for the nine months ended September 30, 2023 to $13.0 million for the same period in 2024. This decrease was primarily due to lower compensation expense due to decreased headcount.
●	Research and development expenses. Our research and development expenses decreased by 2.0% from $14.1 million for the nine months ended September 30, 2023 to $13.8 million for the same period in 2024. This decrease was primarily due to a decrease in our research and development headcount for new projects, partially offset by increased facility expenses for our new office in Poland.
●	General and administrative expenses. Our general and administrative expenses increased by 8.6% from $9.2 million for the nine months ended September 30, 2023 to $10.0 million for the same period in 2024. The increase was primarily due to increased legal fees and increased facility expenses for our new office in Poland.
●	Impairment of intangible asset. Our impairment of intangible asset increased from nil for the nine months ended September 30, 2023 to $0.2 million for the same period in 2024. The impairment loss in 2024 was due to impairment of the technology platform of LoftyWorks.

Other Income, net

We had other income of $0.4 million for the nine months ended September 30, 2024, which primarily consisted of the release of $1.7 million other payables, offset by $1.1 million accrued payment to defendant for its legal cost in 2024 compared with other income of $1.2 million for the same period in 2023, which was primarily due to $1.3 million release of tax liabilities in 2023.

Loss from fair value change of a long-term investment

Loss from fair value change of a long-term investment was $1.5 million for the nine months ended September 30, 2024, compared with $6.0 million for the same period in 2023. The loss from fair value change of a long-term investment represents the unrealized loss from reduction in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

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

The Company measures the results of its segments using revenue and cost of revenues. Information for the Company’s segments, as well as other operations, is provided in the following table (in thousands):

	Lofty	Trucker Path	Other Operations	Consolidated
Three months ended September 30, 2024
Revenue	$9,216	$7,425	$45	$16,686
Cost of sales	1,722	2,295	36	4,053
Gross Margin	$7,494	$5,130	$9	$12,633

Three months ended September 30, 2023
Revenue	$7,262	$5,995	$34	$13,291
Cost of sales	1,047	1,729	37	2,813
Gross Margin	$6,215	$4,266	$(3)	$10,478

Nine months ended September 30, 2024
Revenue	$25,656	$20,216	$126	$45,998
Cost of sales	4,491	6,270	108	10,869
Gross Margin	$21,165	$13,946	$18	$35,129

Nine months ended September 30, 2023
Revenue	$21,301	$16,887	$120	$38,308
Cost of sales	3,083	4,954	120	8,157
Gross Margin	$18,218	$11,933	$—	$30,151

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2023 and September 30, 2024, we had net current assets (current assets less current liabilities) of $24.7 million and $22.7 million, respectively. For the three months ended September 30, 2023 and 2024, we incurred loss from operations amounting to $0.8 million and $0.2 million; for the nine months ended September 30, 2023 and 2024, we incurred loss from operations amounting to $7.0 million and $1.9 million, and negative cash flows from operating activities of $4.6 million and positive cash flows from operating activities of 1.7 million, respectively.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of $33.2 million, excluding restricted cash of $5.2 million as of September 30, 2024. The cash reserve is expected to meet our operating needs for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, if negative cash flow from operating activities persists in the long run, our cash resources may become insufficient to satisfy on-going cash requirements. Cash is held at multiple financial institutions. We have diversified our deposits with various banks to reduce our potential exposure to bank failures, such as Silicon Valley Bank’s failure in March 2023.

Cash Flows and Working Capital

The following table sets forth a summary of cash flows for the periods indicated (in thousands):

	For the nine months ended September 30,
	2023	2024
Net cash (used in) provided by operating activities	(4,579)	1,704
Net cash provided by (used in) investing activities	18,615	(2,975)
Net cash provided by financing activities	2,764	859
Net increase (decrease) in cash and cash equivalents and restricted cash	16,800	(412)
Cash and cash equivalents and restricted cash at the beginning of the period	27,960	38,969
Effect of exchange rate changes	699	(179)
Cash and cash equivalents and restricted cash at end of the period	45,459	38,378

Net cash provided by operating activities was $1.7 million for the nine months ended September 30, 2024, compared to net cash used in $4.6 million for the same period in 2023. The principal adjustments to reconcile our net loss to our net cash used in operating activities were share-based compensation expense, fair value change on long-term investment and provision for credit losses, and partially offset by reversal of aged other payables and release of tax liabilities. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash provided by operating activities for the nine months ended September 30, 2024 was an increase in accrued expenses and other current liabilities of $1.8 million, and partially offset by an increase in account receivable of $1.1 million.

Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2024, compared to net cash provided by investing activities was $18.6 million for the same period in 2023. Net cash used in investing activities for the nine months ended September 30, 2024 was due to $2.7 million for the payment for acquisition of a subsidiary, net of cash acquired. Net cash provided by investing activities for the nine months ended September 30, 2023 was primarily due to $19.6 million from redemption of short-term investment, offset by $0.9 million for the refurbishment construction, purchase equipment and property on the headquarters office.

Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2024, compared to net cash provided by financing activities of $2.8 million for the same period in 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily due to proceeds of $1.0 million from exercise of share options. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to $9.2 million transitory proceeds from a related party and dividend of $2.6 million received from settlement of the shareholder derivative lawsuit, partly offset by the repurchase of $9.1 million ordinary shares.

Contractual Obligations

The following table sets forth our contractual obligations including interest payment, if applicable, as of September 30, 2024 (in thousands):

	Payment Due by Period
		Less than 1
	Total	year	1-3 years	4-5 years	More than 5 years
Operating lease obligations (1)	1,644	217	1,207	48	172

Notes:

(1)We lease facilities and offices under non-cancelable operating lease agreements.

Capital Expenditures

We made capital expenditures of $0.9 million and $0.2 million for the nine months ended September 30, 2023 and 2024, respectively. Our capital expenditures for the nine months ended September 30, 2023 were primarily used to for the refurbishment construction on the headquarters office. Capital expenditures for the nine months ended September 30, 2024 were primarily used for the purchase of computers.

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features and functions of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of around 300 engineers and developers as of September 30, 2024, accounting for approximately 52% of our employees as of that date. Most of our engineers and developers are based at our subsidiary offices in China.

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

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred US$14.1 million and US$13.8 million of research and development expenses for the nine months ended September 30, 2023 and 2024, respectively.

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

We have been granted 1 patent. In addition, we maintain 32 copyright registrations, all of which are computer software copyright registrations as of September 30, 2024. Our employees sign confidentiality and non-compete agreements when hired.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2024 that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective, due to the two material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting

During the year ended December 31, 2022, our management identified two material weaknesses in our internal control over financial reporting, which remain unremediated as of September 30, 2024, as follows:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the nine months ended September 30, 2024 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be part of the ordinary course of business. The Company has been involved in arbitration proceedings which concerns a claim by the Company and Joseph Chen (“Mr. Chen”) against Zurich General Insurance Company (China) Limited (“Zurich”) for reimbursing (i) the Company for its costs indemnifying Mr. Chen and Mr. David K. Chao for their costs in defending a derivative litigation brought in the Supreme Court of the State of New York (Index No. 653594/2018) by Heng Ren Silk Road Investments LLC, Oasis Investments II Master Fund Limited and Jodi Arama (the “New York Court Action”) and (ii) Mr. Chen for his payment contribution towards settling the New York Court Action, in the total sum of US$5,000,000 being the policy limit under the Directors and Officers Liability Excess Insurance Policy entered into between the Company and Zurich on October 19, 2017. On July 22, 2024, the arbitral tribunal issued the final award and dismissed our claims in these proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2022, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate of $10.0 million of the Company’s Class A ordinary shares, par value $0.001 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices under ordinary principles of best execution within one year after commencement (the “Stock Repurchase Program”). The Stock Repurchase Program took effect on January 16, 2023. On October 13, 2023, the Board approved an extension and extra funding of the existing Stock Repurchase Program whereby the expiration date was extended to December 31, 2024 and the authorized repurchase amount was increased from $10.0 million to $15.0 million. On November 1, 2024, the Board approved an extension of the existing Stock Repurchase Program until December 31, 2026.

The Company did not repurchase ADSs (each representing 45 of the Company’s Class A ordinary shares) during the quarter ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2024, none of our company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Moatable, Inc.

Dated: November 19, 2024	By:	/s/ Joseph Chen
Joseph Chen
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2024	By:	/s/ Scott Stone
Scott Stone
Chief Financial Officer (Principal Financial and Accounting Officer)