Form 10-K
period 2024-12-31
Moatable, Inc.
filed 2025-04-15
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

(623) 473-5749

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American depositary shares, each representing 45 Class A ordinary shares	MTBLY	OTC Pink
Class A ordinary shares, par value $0.001 per share*	N/A	OTC Pink

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

As of June 30, 2024, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of the registrant’s American depositary shares on the OTC Market on June 30, 2024) was approximately $11.7 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company, or unless they hold 10% or more of our outstanding ordinary shares. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater shareholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 19, 2025, the registrant had 631,625,176 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding.

Moatable, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2024

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

Our financial statements are expressed in U.S. dollars, which is our reporting currency. Certain yuan (RMB or renminbi) figures in this Annual Report are translated into U.S. dollars solely for the reader’s convenience. Unless otherwise noted, all convenience translations from yuan to U.S. dollars in this Annual Report were made at a rate of RMB7.2993 to $1.00, the exchange rate in effect as of December 31, 2024 as set forth in the H.10 statistical release of the Federal Reserve Board. We make no representation that any yuan or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or yuan, as the case may be, at any particular rate, at the rate stated above, or at all.

PART I

ITEM 1. BUSINESS

Overview

We currently operate two U.S. software-as-a-service, or SaaS, businesses, Lofty (formerly known as “Chime”) and Trucker Path. Our businesses help companies, small business owners, and sole proprietors streamline their operations, reach more customers, and close business transactions using our SaaS products and services.

We launched our SaaS businesses in the United States in August 2016 with Lofty, an all-in-one real estate solution provider. In August 2022, we acquired LoftyWorks Ltd (formerly known as Rentancy, LTD.), a U.K based provider of bookkeeping and operations management solutions to property managers and landlords. In December 2017, we acquired Trucker Path, Inc., a transportation network company specializing in online and mobile services for the trucking industry in the United States. In August 2024, we acquired The Letting Partnership, LTD, a U.K. based provider of client accounting services for the lettings industry.

We began our operations in China in 2002 and incorporated our current holding company, Moatable, Inc., in February 2006 in the Cayman Islands. In May 2011, we completed our initial public offering, and the ADSs representing our Class A ordinary shares began trading on the New York Stock Exchange under the symbol “RENN.” Our trading symbol was later changed to “MTBL” in June 2023. On April 19, 2024, the ADSs were delisted from the New York Stock Exchange. The Company’s ADSs are currently quoted on the OTC Market under the symbol “MTBLY”.

Effective January 1, 2023, we transitioned from a foreign private issuer to a U.S. domestic issuer. Commencing fiscal year 2021, we officially moved our global headquarters from Beijing, China to Phoenix, Arizona, where most of our executive and senior management now resides. Our SaaS businesses, whose sales are almost exclusively to customers within the United States, generate the majority of our revenue. A significant portion of our research and development team resides in China, with engineers also employed in the Philippines, United States, and Eastern Europe. Our sales and marketing and customer service operations, focused on acquiring and servicing North American customers, are located in the United States and the Philippines.

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

Lofty

We started our SaaS business with the launch of Lofty, an all-in-one CRM (customer relationship management) and sales acceleration platform, in August 2016. Lofty is a comprehensive SaaS platform designed to help real estate professionals close more deals faster. The platform combines IDX (internet data exchange) websites, lead generation, marketing automation, advanced lead management, and powerful AI to cost-effectively capture and convert leads into new business. Our subscribing real estate professionals use Lofty to launch and oversee marketing campaigns, track leads, build customer relationships, manage websites, and seamlessly communicate with teams and associates across the entire real estate customer lifecycle using multiple devices. In August 2022, we acquired LoftyWorks, LTD., a UK based provider of bookkeeping and operations management solutions to property managers and landlords. The acquisition of LoftyWorks marks the extension of our platform and initial entry into serving the property management market with SaaS products and services.

Lofty allows users to import lead and contact information of potential buyers and sellers from third-party platforms onto the Lofty platform. Lofty can automatically categorize potential real estate transactions based on type, zip code, budget, source, and other features. Lofty allows individual real estate professionals, real estate teams, or brokerages to display and market properties and services, to source and engage with potential buyers and sellers, to distribute potential deals among team members, monitor deal progress, and monitor key performance indicators to evaluate the efficiency and performance of their real estate sales activities. Lofty users may leverage artificial intelligence to auto-respond to inquiries from potential buyers and sellers with customized scripted responses. Lofty enables real estate professionals to keep in touch with clients by text, phone calls, and emails. Lofty provides IDX to real estate professionals to help them design customized websites. Lofty also allows users to download property data from multiple property listing databases and displays those properties on their websites. Lofty users also have the ability to publish comparative market analyses and similar reports for their clients. Utilizing Lofty’s advertising services, real estate professionals can place advertisements on third-party websites and platforms to generate leads and demand for listings. Lofty also offers mailed print advertising services to its clients. In August of 2022, we acquired UK based LoftyWorks (formerly Rentancy), a cloud-based property management SaaS platform utilized by agents and landlords to better manage their residential property portfolios. LoftyWorks brings everything together into one place to streamline property management, including: maintenance, communications, accounting, CRM, and marketing. We intend to continue investing in this platform to enhance features and functionality and will begin marketing and selling LoftyWorks in the U.S. during the third quarter of 2025.

In August 2024, we acquired The Letting Partnership, LTD, a U.K. based provider of client accounting services for the lettings industry.

Trucker Path

In December 2017, we acquired 100% of Trucker Path, Inc., a transportation network company specializing in online and mobile services for the trucking industry in North America. Its core product is the Trucker Path application, a trip planning companion for truck drivers, which enables a large community of truck drivers to assist each other in updating the real-time status of relevant points-of-interest along their route, plan trips, and use navigational assistance, including turn-by-turn assistance, to their destinations, including detailed directions within shipping and receiving docks. Trucker Path helps truck drivers find truck stops, parking, weigh stations, truck washes, restaurants, hotels, rest areas, and more. Real-time information, such as availability of parking or the cost of fuel, is provided for these points-of-interest. Over 500,000 businesses are listed as points-of-interest on Trucker Path, for which truck drivers can add their own ratings and reviews. Trucker Path’s companion app known as TruckLoads brings truck drivers, freight brokers, and shippers together onto a single digital freight exchange. Truck drivers can search for loads and customize their search criteria by geography, trailer type, pickup date and destination, among other things. They can also set up push notifications for loads in their area or loads that fit their most recent search criteria. Truck drivers can combine TruckLoads with Trucker Path to source loads, plan routes that maximize the amount of time they spend carrying loads, and reach their destination more safely and efficiently by avoiding obstacles such as clearance, hazmat, weight limit and no truck zone restrictions. Brokers and shippers can find carriers for their loads, complete contracts, and track their loads while in transit from pickup to delivery. Trucker Path serves SMB (small and midsize business) truck fleets with its enterprise Transportation Management System offering called Trucker Path COMMAND, which combines the core driver app with an operator portal to enable fleet managers to organize and dispatch drivers, communicate throughout the organization, track job progress and manage their business through a single unified portal. Trucker Path also offers its community an in-app Marketplace of discounted products and services drivers and small trucking companies need including fuel discounts, tax and accounting services, medical and life insurance, and more. We also sell in-app point-of-interest and banner advertising to businesses that market and sell their products and services to Trucker Path users. As of December 31, 2024, the Trucker Path platform has approximately 900,000 active users and some 126,000 paid subscriptions.

Technology

Lofty has an engineering team of 157 members as of December 31, 2024, including front-end and back-end developers, mobile developers, product managers and Quality Assurance personnel. We are actively releasing product updates every month based on user feedback and our team’s analysis.

Trucker Path has an engineering team of 146 members as of December 31, 2024, including mobile developers, front end/back-end engineers, product managers and Quality Assurance personnel. We actively release product updates on all of our products, namely Trucker Path, TruckLoads, and Trucker Path Command.

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

Competition

Lofty competes with various real estate CRM vendors as well as a few integrated marketing-centric platforms. Lofty also competes with other CRMs, Salesforce partners, and companies who offer digital marketing solutions for realtors, as well as direct mail service vendors. As we enter the property management market, we expect to increasingly compete with vendors that provide software and services to property managers and landlords.

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

Seasonality

The sales performance of Lofty has a small correlation with seasonality, but it mostly fluctuates with the macro cycle of the real estate market. For Trucker Path, seasonality has a more obvious impact. Our sales are mainly driven by active users, primarily long-haul truck drivers. Usually during winter months, when the U.S. and Canada experience more extreme weather, and during long holidays, such as Thanksgiving, Christmas and New Year’s, transportation demands decrease. They typically increase again with the return of Spring.

Employees and human capital resources

As of December 31, 2024, we had 610 employees, all of whom are full-time employees. Of these full-time employees 342 employees are engaged in research and development activities, 170 are engaged in sales and marketing, and 56 are engaged in management and administration. As of December 31, 2024, we had 94 employees in the United States, 256 employees in China, 125 employees in the Philippines, and 135 employees in other countries. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

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

Available Information

Our investor relations website is located at ir.moatable.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these documents, are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of the reports that we file or furnish with the SEC. Further, corporate governance information and code of conduct, is available on our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Principal Risk Factors

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

Risks Related to Our Business and Industry

●	We have a history of losses from operations and negative cash flows from operating activities, which may continue in the future.
●	Our business growth is dependent upon customer renewals, the addition of new customers, increased revenue from existing customers, and the continued growth of the market for our SaaS businesses. Our revenue and operating results may suffer if we fail to achieve these goals.
●	Our subscription renewal rates may decrease, and any decrease could harm our future revenue and operating results.
●	We face significant competition from both established and new companies offering SaaS products and other related applications similar to those we offer, as well as internally developed software, which may harm our ability to add new customers, retain existing customers, and grow our business.
●	Our SaaS products serve cyclical market segments that are often adversely impacted by economic downturns and changes in economic conditions. Such changes may impact our growth, paid subscriptions, and profitability particularly if we fail to anticipate and respond to such changes in economic conditions.
●	We have experienced rapid growth in headcount and organizational change in recent periods and expect continued future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.
●	Failure to effectively develop and expand our marketing, sales, customer service, and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and services.
●	If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our customer base will be impaired and our financial condition may suffer.
●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, our SaaS products may become less competitive.
●	If we fail to offer high-quality customer support, our business and reputation may suffer.
●	Our ability to introduce new services and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively, and our business and operating results may be harmed.

●	We rely on sophisticated information systems and third-party cloud infrastructure to run our business. The failure of these systems, any service disruptions or outages, or the inability to enhance our capabilities, could have a material adverse effect on our business, sales, and results of operations.
●	Cyber-attacks, computer viruses, physical or electronic break-ins or other unauthorized access to our or our business partners’ computer systems could result in misuse of confidential information and misappropriation of funds of our customers, subject us to liabilities, cause reputational harm, and adversely impact our results of operations and financial condition.
●	Security concerns about online payment systems we use could damage our reputation and deter current and potential users from using our services.
●	Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our SaaS services to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.
●	We are dependent on the continued availability of third-party online marketing and data hosting and transmission services, and an increase in costs for such services may significantly harm our operating results.
●	If we do not or cannot maintain the compatibility of our SaaS services with third-party applications that our customers use in their businesses, our revenue will decline.
●	We rely on data provided by third parties, the loss of which could limit the functionality of our SaaS services and disrupt our business.
●	Privacy and data security concerns and the lack of end users’ acceptance of internet behavior tracking may limit the applicability, use and adoption of our SaaS services.
●	Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.
●	Increasing privacy and data obligations may adversely affect the Company's business.We have granted, and may continue to grant, share options, restricted share units, and other share-based awards under our equity incentive plans, which may result in increased share-based compensation expenses.
●	We may not be able to prevent unauthorized use of our intellectual property, which could materially and adversely affect our business and results of operations.
●	We have been and may continue to be subject to intellectual property infringement claims or other allegations by third parties for services we provide or for information or content displayed on, retrieved from or linked to our websites or distributed to our users, which may materially and adversely affect our business, financial condition and prospects.

Risks Related to Our Corporate Structure

●	Our dual-class voting structure allows our largest shareholder, who is our founder, chairman and chief executive officer, to significantly influence our actions over important corporate matters, will limit your ability to influence corporate matters, and could discourage others from pursuing any change-of-control transactions that holders of our Class A ordinary shares and ADSs may view as beneficial.
●	If the PRC government finds that the contractual arrangements that establish the corporate structure for our operations in China do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

●	We have contractual arrangements with, Qianxiang Tiancheng, a VIE, for some of our China operations, which may not be as effective in providing operational control as direct ownership. Any failure by Qianxiang Tiancheng or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our ability to conduct business and negatively affect our financial condition.

Risks Related to the ADSs

●	If the PCAOB is unable to inspect our auditors as required under the Holding Foreign Companies Accountable Act, the SEC will prohibit the trading of the ADSs. A trading prohibition for the ADSs, or the threat of a trading prohibition, may materially and adversely affect the value of your investment.
●	We may be a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, which could result in adverse U.S. federal income tax consequence to U.S. Holders of the ADSs or ordinary shares.
●	If we or any of our subsidiaries is a controlled foreign corporation, there could be materially adverse U.S. federal income tax consequences to certain U.S. Holders of our ordinary shares.
●	The ADSs are quoted on the OTC market, which may have an unfavorable impact on their trading price and liquidity.
●	The ADSs are subject to penny stock regulations and restrictions, and you may have difficulty selling the ADSs.

Risks Related to Our Business and Industry

We have a history of losses from operations and negative cash flows from operating activities, which may continue in the future.

We have incurred net losses and negative cash flows from operating activities in the past and we may not be able to achieve or maintain profitability or positive cash flow in the future. Our loss from operations were $11.8 million and $3.0 million in 2023 and 2024, respectively. We had negative cash flows from operating activities of $3.2 million in 2023 and positive cash flows from operating activities of $1.3 million in 2024.

We expect to continue as a going concern. As of December 31, 2024, we had net current assets (current assets less current liabilities) of $20.4 million, and an accumulated deficit of $720.8 million. Our ability to continue as a going concern depends on our ability to generate cash flows from operations and to conduct adequate financing activities. We have sufficient cash reserve for our operating needs for at least the next twelve months from the date of this Annual Report. However, if negative cash flow from operating activities persists in the long run, cash resources may become insufficient to satisfy our on-going cash requirements.

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

We currently serve the majority of our customers in reliance upon third-party data hosting facilities operated by Amazon Web Services and Google. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from government actions or natural disasters, such as earthquakes and hurricanes, power or telecommunications failures, and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our SaaS services as well as delays and additional expenses in arranging new facilities and services.

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

Increasing privacy and data obligations may adversely affect the Company's business.

In our regular business operations, we collect, process, store and transmit to commercial partners sensitive data, including personal information of our users, to provide our services and operate our business. The Company must manage increasing legislative and regulatory focus on privacy and data issues. For example, Executive Order 14117 (Preventing Access to Americans' Bulk Sensitive Personal Data and US Government Related Data By Countries of Concern), and the final rule issued by the Department of Justice implementing Executive Order 14117, create restrictions related to the transfer of sensitive United States data to countries such as China. These data transfer restrictions limit our ability to share information with China and other "Countries of Concern" and certain service providers, and may create operational challenges and legal risks for our business. Any significant liabilities associated with violations of any related laws or regulations could also have an adverse effect on our business, operating results, financial condition and liquidity, reputation and user relationships.

We have granted, and may continue to grant, share options, restricted share units, and other share-based awards under our equity incentive plans, which may result in increased share-based compensation expenses.

We have adopted seven equity incentive plans for Moatable, Inc. in 2006, 2008, 2009, 2011, 2016, 2018 and 2021, respectively. We have also adopted separate equity incentive plans for each of our operating subsidiaries, Lofty and Trucker Path. Shares issued under the Lofty and Trucker Path plans are not convertible into shares of Moatable, Inc. As of March 31, 2025, options and restricted share units to acquire 2,252,070 Class A ordinary shares of Moatable, Inc. were outstanding. For the years ended December 31, 2023 and 2024, we recorded $3.0 million and $1.7 million, respectively, in share-based compensation expenses. As of December 31, 2024, Moatable, Inc. had $0.1 million unrecognized share-based compensation expenses relating to share options and $1.2 million of unrecognized share-based compensation expenses relating to non-vested restricted share units, which are expected to be recognized over a weighted average vesting period of 3.42 years and 0.81 years, respectively.

As of December 31, 2024, there were $0.5 million and $0.5 million unrecognized share-based compensation expense relating to share options of Lofty Plan and Trucker Path Plan, respectively. This amount is expected to be recognized over a weighted-average vesting period of 2.82 and 2.29 years for Lofty Plan and Trucker Path Plan, respectively.

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

We and our independent registered public accounting firm, in connection with our preparation and external audit of our consolidated financial statements for the year ended December 31, 2024, identified three material weaknesses related to (i) lack of an integrated and systematic risk assessment process to identify and assess the financial reporting risks and to ensure significant transactions including investments and non-routine transactions including share-based transactions are accurately recorded and properly disclosed; (ii) lack of evaluation in the process of assessing applicability of sales tax to our SaaS revenue products which resulted in an understated sales tax accrual; and (iii) lack of evaluations to ascertain whether the components of internal control are present and functioning.

During the course of 2022, we completed the implementation of our global enterprise resource planning (ERP) system which allows for the centralized monitoring of internal controls over a uniform financial reporting structure. The system also allows for the standardization of financial reporting hierarchies and automation of routine processes which reduces risks within the control environment. Consistent with our transition from a foreign private issuer to a U.S. domestic issuer, we have appointed two new independent members to our board of directors and have made changes to the corporate governance processes and appointments to compliment the momentum of our company. We have identified and evaluated entity-level and business process controls and assessed the effectiveness of controls in those areas. For areas with potential gaps, we have evaluated compensating controls that address the respective areas or have put plans in place to address the gaps. We have established controls and procedures over both routine and non-routine processes and are centralizing policies over the global organization. We have identified key information technology applications that have a material impact on our internal control environment and have begun evaluating IT general controls over the applications. We have hired or are in the process of hiring personnel in the finance, information technology, and human resource areas whose expertise and experience will further enhance our existing suite of internal controls over financial reporting. As of December 31, 2024, we concluded the material weaknesses remain unremediated. See “Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting.” Measures that we implement to address these material weaknesses and other control deficiencies in our internal control over financial reporting might not fully address them, and we might not be able to conclude that they have been fully remedied.

Failure to correct these material weaknesses and other control deficiencies or failure to discover and address any other control deficiencies could result in inaccuracies in our consolidated financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of the ADSs, may be materially and adversely affected. Due to the material weaknesses in our internal control over financial reporting as described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. This could adversely affect the market price of the ADSs due to a loss of investor confidence in the reliability of our reporting processes.

The continuing and collaborative efforts of our senior management, key employees and highly skilled personnel are crucial to our success, and our business may be harmed if we were to lose their services.

Our success depends on the continuous effort and services of our experienced senior management team, in particular Mr. Joseph Chen, our chief executive officer. If one or more of our executive officers or other key personnel are unable or unwilling to continue to provide us with their services, we may not be able to replace them easily or at all. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for management and key personnel is intense and the pool of qualified candidates is limited. We may not be able to retain the services of our executive officers or key personnel, or attract and retain experienced executive officers or key personnel in the future. If any of our executive officers or key employees join a competitor or forms a competing company, we may lose know-how as well as key professionals and staff members.

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

Our chief executive officer Joseph Chen holds the same management position in Oak Pacific Investment (“OPI”). Mr. Chen is also the largest shareholder in OPI. OPI was a wholly owned subsidiary of ours prior to June 2018, and it holds a large portfolio of shares in a variety of early-stage and late-stage pre-IPO companies that our management had previously selected and managed for our company. Although OPI no longer has any business relationship with our company, the disposition of OPI has not necessarily reduced the workload of our management. However, the time and effort spent by our management on OPI does not benefit shareholders of our company anymore. Mr. Chen’s involvement in OPI may divert his attention from the operation of our business, which may affect our company’s financial performance and future prospects.

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

We issued Class A ordinary shares represented by the ADSs in our initial public offering in May 2011. Mr. Joseph Chen, who is our founder, chairman and chief executive officer, is the only shareholder who holds Class B ordinary shares. As of December 31, 2024, Mr. Chen beneficially owned approximately 34.1% of our outstanding Class A ordinary shares and all of our outstanding Class B ordinary shares, representing in aggregate 84.6% of our total voting power.

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

As a result of the contractual agreements with Qianxiang Tiancheng and its shareholders, Moatable, Inc. becomes the primary beneficiary of Qianxiang Tiancheng for accounting purposes and treats it as a consolidated entity under U.S. GAAP. In the fiscal years ended December 31, 2023 and 2024, Qianxiang Tiancheng and its subsidiaries contributed an immaterial portion of our consolidated revenues. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Information relating to the VIE” for condensed consolidating schedules showing the financial position, results of operations and cash flows of the VIE and its subsidiaries.

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

Each of Ms. Jing Yang and Mr. James Jian Liu is a shareholder of Qianxiang Tiancheng. Ms. Jing Yang is the wife of Mr. Joseph Chen, our founder, chairman and chief executive officer, and Mr. James Jian Liu is our director. Conflicts of interest may arise between the dual role of Mr. James Jian Liu as a director and as shareholder of Qianxiang Tiancheng. Conflicts of interest may also arise between the interests of Ms. Jing Yang as a shareholder of Qianxiang Tiancheng and as the wife of our founder and chief executive officer. Furthermore, if Ms. Jing Yang experiences domestic conflict with Mr. Joseph Chen, she may have little or no incentive to act in the interest of our company, and she may not perform her obligations under the contractual arrangements she has entered into with Qianxiang Tiancheng.

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

We conduct a limited portion of our operations in China through our PRC subsidiaries and the VIE and its subsidiaries. In the fiscal years ended December 31, 2023 and 2024, the VIE and its subsidiaries contributed an immaterial portion of our consolidated revenues. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Information relating to the VIE” for condensed consolidating schedules showing the financial position, results of operations and cash flows of the VIE and its subsidiaries. Our operations in China are governed by PRC laws and regulations. While our operation in China is limited, the PRC government’s significant oversight over our business operation in China could result in a material adverse change in our operations. The Chinese government may intervene or influence our business operation in China at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations.

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

The market price for the ADSs has fluctuated significantly since we first listed the ADSs. Since the ADSs became listed on the NYSE on May 4, 2011, the closing prices of the ADSs have ranged from $0.21 to $118.05 per ADS, including retrospective adjustments for the change in the number of ordinary shares represented by each ADS that occurred on February 6, 2017 and January 9, 2020.

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

Your ADSs are transferable on the books of the depositary. However, the depositary may close its transfer books at any time or from time to time when it deems expedient in connection with the performance of its duties. For example, the depositary is expected to close its transfer books temporarily in connection with the cash dividend that we announced on March 5, 2025. In addition, the depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary deems it advisable to do so because of any requirement of law or of any government or governmental body, or under any provision of the deposit agreement, or for any other reason in accordance with the terms of the deposit agreement.

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

Based on our analysis of the value of our ordinary shares and ADSs and our estimated income, assets and activities, we believe we may have been a PFIC for the taxable year ended December 31, 2024. We have been classified as a PFIC in prior years and may be classified as a PFIC in the future due to the complexity of regulations and uncertainty surrounding the facts and circumstances that determine PFIC status. If we were or are a PFIC, adverse United States federal income tax consequences could result to U.S. Holders (as defined in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material United States Federal Income Tax Considerations—General”). For any taxable year in which we are a PFIC and a U.S. Holder holds our ordinary shares or ADSs, such U.S. Holder will continue to be treated as owning stock of a PFIC even if we cease to satisfy either of the above tests for determining PFIC status in a subsequent taxable year. U.S. Holders treated as owning stock in a PFIC generally will become subject to increased U.S. federal income tax liabilities and special U.S. federal income tax reporting requirements, unless they make a timely “mark-to-market” election or, potentially, a “Qualified Electing Fund” election to mitigate some of the applicable consequences. For more information on the U.S. federal income tax consequences to a U.S. Holder that would result from our classification as a PFIC, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules.” Our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

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

The ADSs are quoted on the OTC market, which may have an unfavorable impact on their trading price and liquidity.

The ADSs are quoted on the OTC market. The OTC market is a significantly more limited market than the New York Stock Exchange or Nasdaq. The quotation of the ADSs on the OTC market may result in a less liquid market available for existing and potential investors to trade the ADSs, could depress the trading price of the ADSs and could have a long-term adverse impact on our ability to raise capital in the future. We cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

The ADSs are subject to penny stock regulations and restrictions, and you may have difficulty selling the ADSs.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The ADSs a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000, excluding primary residence (individually or with spouse or partner), or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

Our assessment and management of material risks from cybersecurity threats are integrated into the company’s overall risk management processes. For example, the information technology department, security and compliance team and product development department work with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; and our senior management, such as our chief executive officer, evaluates material risks from cybersecurity threats against our overall business objectives and reports to our board of directors, which evaluates our overall enterprise risk.

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

Governance

Our board of directors recognizes the critical importance of cybersecurity in safeguarding our company’s assets, reputation, and customer trust. Our board of directors addresses our company’s cybersecurity risk management as part of its general oversight function. The board of directorsis responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain management members, including our chief technology officer for Lofty and Trucker Path, our virtual chief information security officer, and our global IT manager.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 45 West Buchanan Street, Phoenix, Arizona, USA, where we own approximately 1,650 square meters of office space. We relocated in January 2023 from 2828 N. Central Avenue Fl 7, Phoenix, Arizona, USA, where we leased approximately 1,415 square meters of office space. We lease approximately 804 square meters in Beijing and approximately 911 square meters of office space in Wuhan in central China. We also lease approximately 765 square meters of office space in the Philippines for our SaaS business team and approximately 417 square meters of office space in West Sussex, England, United Kingdom for TLP business, approximately 350 square meters of office space in Krakow, Poland and approximately 10 square meters of office space in Brighton, United Kingdom for LoftyWorks.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The ADSs, each currently representing 45 of our Class A ordinary shares, have been listed on The New York Stock Exchange since May 4, 2011 under the former symbol “RENN” and the symbol “MTBL” from June 22, 2023. On April 19, 2024, the ADSs were delisted from the New York Stock Exchange. The Company’s ADSs are currently quoted on the OTC Market under the symbol “MTBLY”. Prior to May 4, 2011, there was no public market for our stock. Our Class B ordinary shares are neither listed nor traded.

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

On March 5, 2025, our board of directors declared a special cash dividend of US$0.01346 per ordinary share, or US$0.6057 per ADS, to all holders of ordinary shares (including those in the form of ADSs) of record as of 5:00 p.m. Eastern Time on March 17, 2025. The aggregate amount of the cash dividend is approximately $11 million. The special cash dividend was paid from the Company’s current cash position on March 27, 2025.

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

Pursuant to the contractual arrangements among Qianxiang Shiji, Qianxiang Tiancheng and its shareholders, Qianxiang Tiancheng will pay service and license fees to Qianxiang Shiji with its available earnings and cash (including dividends received from its subsidiaries). After paying the withholding taxes applicable to Qianxiang Shiji’s revenues and earnings, funding its statutory reserve requirements and retaining any profits from accumulated profits, the remaining net profits of Qianxiang Shiji would be available for distribution to us by the offshore holding companies through which we own Qianxiang Shiji, although we have not, and do not have, any present plan to make such distributions. As of December 31, 2024, the net assets of Qianxiang Shiji, Qianxiang Tiancheng and its subsidiaries, which were restricted due to statutory reserve requirements and other applicable laws and regulations and thus not available for distribution, amounted to $8.7 million in the aggregate. We do not believe that these restrictions on the distribution of our net assets will have a significant impact on our ability to meet our financial obligations in the future.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table presents information with respect to Moatable’s repurchases of its Class A ordinary shares and ADSs (each representing 45 of our Class A ordinary shares) during the quarter ended December 31, 2024:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
	Total	Average	Purchased as	Value of ADSs That
	Number of	Price	Part of Publicly	May Yet Be
	ADSs	Paid Per	Announced	Purchased Under the
	Purchased	ADS	Program(1)	Program(1)
Periods
October 2024:
Open market purchases	—	$—	$—	$—
November 2024:
Open market purchases	8,857	$1.13	$10	$3,210
December 2024:
Open market purchases	38,300	$1.47	$56	$3,154
Total	47,157		$66

Notes:

(1)	On November 7, 2022, our board of directors authorized a US$10.0 million share repurchase program with the objective of increasing shareholder returns. The program took effect on January 16, 2023 and was modified on October 13, 2023 and November 1, 2024. The modified program currently authorizes share repurchases of up to US$15 million and will expire on December 31, 2026.

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

Based upon the nature of our business, the composition of our income and assets and the value of our assets, including goodwill (which is based on the market price of the ADSs), we believe we may have been a PFIC for U.S. federal income tax purposes for the taxable year ended December 31, 2024, and may be a PFIC for the current taxable year or in the future. Whether we were or are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. Such determination is uncertain because, among other things, (i) the total value of our assets may be determined, in part, by reference to our market capitalization from time to time, which may fluctuate considerably and (ii) the characterization of our income and assets as active or passive may depend, in part, on our current and intended future business plans, including how, and how quickly, we use our liquid assets, which are subject to change. Even if we determine that we are not a PFIC for a taxable year, there can be no assurance that the IRS will not successfully challenge our position. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

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

The mark-to-market election is available only for “marketable stock,” which is stock that is regularly traded on a qualified exchange or other market as defined in applicable U.S. Treasury Regulations. The ADSs will be treated as “regularly traded” for any calendar year in which more than a de minimis quantity of the ADSs are traded on a qualified exchange for at least 15 days during each calendar quarter. The New York Stock Exchange, where the ADSs were listed prior to April, 2024, is a qualified exchange for this purpose. However, because the prices of the Ads are currently quoted on the OTC Market, we do not believe mark-to-market treatment of the ADSs will be available as long as the ADSs continue to be delisted from, or not regularly traded on a qualifited exchange.

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

Our total revenues from the SaaS business increased from $51.9 million in 2023 to $63.3 million in 2024, and net loss decreased from $11.0 million in 2023 to $2.5 million in 2024. Net loss in 2024 was driven by a loss from the change in fair value of long-term investments of $1.9 million and loss from operations of $3.0 million, partially offset by interest income of $1.5 million and income tax benefits of $0.9 million.

Financial Overview

Revenue

We derive substantially all of our revenues from SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. Timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was $4.3 million and $4.6 million as of December 31, 2023 and 2024, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues (in thousands).

	For the years ended December 31,
	2023	2024
Lofty
Subscription services	$27,164	$32,202
Advertising services	1,488	1,495
Other Saas services	206	1,451
	$28,858	$35,148
Trucker Path
Subscription services	$21,063	$26,177
Advertising services	1,830	1,665
Other Saas services	167	298
	$23,060	$28,140
Other Operations
Other services	$155	$171

Total revenues	$52,073	$63,459

SaaS Revenue

Our subscription revenues are derived primarily from platform services provided by Lofty and Trucker Path. Our revenues from advertising services are derived primarily from lead generation and print advertising services provided by Lofty and point-of-interest and banner advertising services provided by Trucker Path. Other SaaS revenue consists primarily of fuel program revenue from the Trucker Path segment and property management services from the Lofty segment.

Other Services

Our revenues from other services consist primarily of back-office services provided to Oak Pacific Investment.

Cost of Revenues

Cost of revenues consists primarily of Apple App Store and Google Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues in 2023 and 2024 was $11.2 million and $15.1 million, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses, both as dollar amounts and as percentages of our total revenues, for the periods indicated (in thousands).

	For the Years Ended December 31,
	2023		2024

	(in thousands of $, except for percentages)
	$	%	$	%
Operating expenses:
Selling and marketing	$19,840	38.1%	$19,324	30.5%
Research and development	18,358	35.3%	19,101	30.1%
General and administrative	12,599	24.2%	12,638	19.9%
Impairment of goodwill	395	0.8%	—	—%
Impairment of intangible assets	1,500	2.9%	207	0.3%
Total operating expenses	$52,692	101.2%	$51,270	80.8%

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth a summary of our consolidated results of operations for the years indicated.

	For the years ended December 31,
	2023	2024
Revenues	$52,073	$63,459
Cost of revenues	11,212	15,149
Operating expenses	52,692	51,270
Loss from operations	(11,831)	(2,960)
Total other expenses, net	(3,664)	(427)
Loss before income taxes	(15,495)	(3,387)
Income tax benefits	6,712	857
(Impairment on and loss) income in equity method investments, net of tax	(2,218)	37
Net loss	$(11,001)	$(2,493)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Revenues

Our revenues increased by 21.9% from $52.1 million in 2023 to $63.5 million in 2024. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription services. Our revenue from subscription services increased by 21.2% from $48.2 million in 2023 to $58.4 million in 2024. The increase was driven primarily by expanded subscriber base and to a lesser extent increased average selling pricing. Our company’s paying subscriptions as of December 31, 2024 for Lofty and Trucker Path increased to approximately 4,100 and 126,000, by 5.1% and 27%, respectively, compared to approximately 3,900 and 99,000, respectively, as of December 31, 2023. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 80,000 as of December 31, 2024 from 61,000 as of December 31, 2023.
●	Advertising services. Our revenue from advertising services decreased by 3.0% from $3.3 million in 2023 to $3.2 million in 2024 primarily due to the loss of two large customers.

Cost of Revenues

Our cost of revenues increased by 34.8% from $11.2 million in 2023 to $15.1 million in 2024. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow the SaaS businesses.

Gross Margins

Our gross margin decreased 2.4% from 78.5% in 2023 to 76.1% in 2024. The decrease was primarily due to increase in cost of service features provided within our real estate and trucking SaaS platforms.

Operating Expenses

Our operating expenses decreased by 2.7% from $52.7 million in 2023 to $51.3 million in 2024, primarily due to decrease of impairment of goodwill and intangible assets and partially offset by business expansion.

●	Selling and marketing. Our selling and marketing expenses decreased by 2.5% from $19.8 million in 2023 to $19.3 million in 2024. This decrease was primarily due to lower compensation expense due to transition to low cost countries.
●	Research and development. Our research and development expenses increased by 3.8% from $18.4 million in 2023 to $19.1 million in 2024. This increase was primarily due to business development start-up in Poland and TLP for new projects.
●	General and administrative. Our general and administrative expenses is stably $12.6 million in 2023 and 2024. The increase in facility expenses for our new office in Poland was offset by lower stock compensation due to full vesting during the year.
●	Impairment of goodwill. Our impairment of goodwill decreased from 0.4 million in 2023 to nil in 2024, which is due to impairment losses on goodwill arising from our acquisition of Trucker Path and LoftyWorks in 2023.
●	Impairment of intangible asset. Impairment of intangible asset decreased from $1.5 million in 2023 to $0.2 million in 2024. The impairment loss in 2024 was due to impairment of the technology platform of LoftyWorks. The impairment loss in 2023 was due to impairment of indefinite-lived intangible assets of Lofty.

Other Income, net

Other income, net was $0.6 million in 2024 and consisted primarily of the release of $2.1 million other payable, offset by $1.1 million accrued payment to defendant for our legal cost in 2024 and $0.4 million other non-operating expenses. Other income, net was $2.4 million in 2023 and consisted primarily of $1.2 million from the reversal of certain VAT taxes in China and $1.3 million from the release of restricted cash related to the settlement of the Kaixin loan guarantee.

Loss from Fair Value Change of a Long-term Investment

Our loss from fair value change of a long-term investment was $1.9 million in 2024, compared with $7.7 million in 2023. The loss from fair value change of a long-term investment represents the unrealized loss from reduction in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Impairment of equity investments without readily determinable fair values

Our impairment of equity investments without readily determinable fair values was $0.7 million in 2024, compared with nil in 2023. The impairment loss in 2024 was due to the impairment of Suzhou Youge of $0.7 million.

Impairment on and (loss) income of Equity Method Investment

Our impairment on and income of equity method investment was $0.04 million in 2024, compared with impairment on and loss of $2.2 million in 2023. Our impairment on and income of equity method investment in 2024 included the impairment on long-term investment of Beijing Fenghou Tianyuan Investment and the income of Fundrise Investment. Our impairment on and loss of equity method investment in 2023 was related to the long-term investment of Beijing Fenghou Tianyuan Investment and Management Center L.P.

Interest Income

Our interest income was $1.5 million in 2024, compared with $1.6 million in 2023. Our interest income in 2024 and 2023 was primarily interest from the short-term investments managed by Silicon Valley Bank with a variable return.

Segment Operations

We are engaged in providing SaaS platforms to customers primarily located in the United States. We operate in two reportable segments: Lofty and Trucker Path. We define our segments as those operations whose results the chief operating decision maker regularly reviews to analyze performance and allocate resources. We sell similar platform services in each of our segments, it is impracticable to segregate and identify revenues for each of these individual products and services.

The Lofty segment includes our all-in-one real estate sales acceleration and client lifecycle management platform. The Trucker Path segment includes our driver-centric online transportation management platform. Our operating structure also includes Corporate, which is a center focusing on strategic initiatives, policy, governance and the scaling of global operations, and a platform services organization supporting operating units, global marketing category leadership teams and the center by providing efficient and scaled global services and capabilities, including, but not limited to, transactional work, data management, consumer analytics, digital commerce and social/digital hubs.

We measure the results of our segments using revenue and cost of sales. Information for our segments and Corporate for the years ended December 31, 2023 and 2024, is provided in the following table (in thousands).

	Lofty	Trucker Path	The Corporate	Eliminations	Consolidated
Fiscal year Ended December 31, 2024
Revenue	$35,148	$28,140	$631	$(460)	$63,459
Cost of sales	6,396	8,609	144	—	15,149
Gross Margin	$28,752	$19,531	$487	$(460)	$48,310
Fiscal year Ended December 31, 2023
Revenue	$28,858	$23,060	$750	$(595)	$52,073
Cost of sales	4,273	6,783	156	—	11,212
Gross Margin	$24,585	$16,277	$594	$(595)	$40,861

For more details, please refer to Note 16 of Notes to Consolidated Financial Statements for additional information about our segment information.

Liquidity and Capital Resources

Cash Flows and Working Capital

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2024, we had net current assets (current assets less current liabilities) of $20.4 million, and an accumulated deficit of $720.8 million. For the year ended December 31, 2024, we incurred net loss amounting to $2.5 million and positive cash flows from operating activities of $1.3 million.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of $26.6 million, excluding restricted cash of $5.3 million as of December 31, 2024. The cash reserve is expected to meet our operating needs for at least the next twelve months from the date of this Annual Report.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	For the years ended December 31,
	2023	2024
Net cash (used in) provided by operating activities	(3,167)	1,297
Net cash provided by (used in) investing activities	23,034	(8,921)
Net cash (used in) provided by financing activities	(8,904)	794
Net increase (decrease) in cash and cash equivalents and restricted cash	10,963	(6,830)
Cash and cash equivalents and restricted cash at the beginning of the year	27,960	38,969
Effect of exchange rate changes	46	(217)
Cash and cash equivalents and restricted cash at the end of the year	38,969	31,922

Operating Activities

Net cash provided by operating activities amounted to $1.3 million in 2024, compared to net loss of $2.5 million. The principal adjustments to reconcile our net loss to our net cash provided by operating activities was reversal of tax payable of $2.6 million, fair value change on long-term investment of $1.9 million, share-based compensation expenses of $1.7 million, reversal of aged other payables of $2.0 million and provision for credit losses of $1.3 million. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash provided by operating activities in 2024 was an increase in accrued expenses and other current liabilities of $2.3 million and an increase in income tax payable of $1.1 million, partially offset by an increase in accounts receivable of $1.2 million and a decrease in operating lease liabilities of $0.6 million.

Net cash used in operating activities amounted to $3.2 million in 2023, compared to net loss of $11.0 million. The principal adjustments to reconcile our net loss to our net cash used in operating activities was the reversal of tax payable of $8.8 million, fair value change on long-term investment of $7.7 million, share-based compensation expenses of $3.0 million and impairment on and loss in equity method investments of $2.2 million, and also impairment of intangible asset with indefinite-live of $1.5 million. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities in 2023 was an increase in accounts receivable of $0.7 million and an increase in prepaid expenses and other current assets of $0.6 million, and partially offset by an increase in income tax payable of $0.6 million.

Investing Activities

Net cash used in investing activities amounted to $8.9 million in 2024, mainly due to $3.5 million for the payment for acquisition of a subsidiary, net of cash acquired and $5.0 million to purchase of short-term investment.

Net cash provided by investing activities amounted to $23.0 million in 2023, mainly due to $24.0 million from redemption of short-term investment, offset by $0.9 million for the purchases of property and refurbishment construction on the headquarters office.

Financing Activities

Net cash provided by financing activities was $0.8 million in 2024, primarily due to proceeds of $1.0 million from exercise of share options, and partially offset by the repurchase of $0.3 million ordinary shares in fiscal 2024.

Net cash used in financing activities was $8.9 million in 2023, primarily due to the repurchase of $11.6 million ordinary shares, partially offset by the one-time dividend of $2.6 million from the settlement of the shareholder derivative lawsuit for shares held in 2023.

Contractual Obligations

The following table sets forth our contractual obligations including interest payment, if applicable, as of December 31, 2024:

		Less than 1			Payment Due by Period
	Total	year	1-3 years	4-5 years	More than 5 years
					(in thousands of $)
Operating lease obligations (1)	1,333	517	608	83	125
Total	1,333	517	608	83	125

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

Capital Expenditures

We made capital expenditures of $1.0 million and $0.3 million in 2023 and 2024, respectively. Our capital expenditures in 2024 were primarily used for the purchase of computers. Capital expenditures in 2023 were primarily used for the completion of the build-out of our new corporate office building.

Our Holding Company Structure and Contractual Arrangements with Qianxiang Tiancheng

The following diagram illustrates our principal subsidiaries and the VIE and its subsidiaries as of the date of this Annual Report:

Notes:

(1)

Qianxiang Tiancheng is 99% owned by Ms. Jing Yang, who is the wife of Mr. Joseph Chen, our founder, chairman and chief executive officer, and 1% owned by Mr. James Jian Liu, one of our directors. We effectively control Qianxiang Tiancheng as well as its subsidiaries through contractual arrangements. See “Contractual Arrangements with Qianxiang Tiancheng”, below for more information.

(2)

Each of Trucker Path, Inc. and Lofty Inc. is 76.1% and 76.4% owned by Moatable US Holdco, Inc. and Renren Giantly Limited, respectively, with the remaining shares owned by our CEO Joseph Chen, who acquired such shares upon the issuance of restricted stock units in 2020.

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

●	Business Operations Agreements. Pursuant to a business operations agreement between Qianxiang Shiji, Qianxiang Tiancheng and its shareholders, Qianxiang Tiancheng shall appoint the candidates designated by Qianxiang Shiji as the executive director or directors, general manager, chief financial officer and any other senior officers of Qianxiang Tiancheng. Qianxiang Tiancheng agrees to follow the proposal provided by Qianxiang Shiji from time to time relating to employment, daily operation and financial management. Without Qianxiang Shiji’s prior written consent, Qianxiang Tiancheng shall not conduct any transaction that may materially affect its assets, obligations, rights or operations, including but not limited to, (i) incurrence or assumption of any indebtedness, (ii) sale or purchase of any assets or rights, (iii) incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party, or (iv) transfer of any rights or obligations under this agreement to a third party. The term of this agreement has been extended automatically for ten years starting from December 23, 2020. Qianxiang Shiji may terminate the agreement at any time by providing a 30-day advance written notice to Qianxiang Tiancheng and to each of its shareholders. Neither Qianxiang Tiancheng nor any of its shareholders may terminate this agreement during the term or the extension of the term, if applicable.
●	Powers of Attorney. Pursuant to powers of attorney, the shareholders of Qianxiang Tiancheng each irrevocably appointed Mr. James Jian Liu (the person designated by Qianxiang Shiji), our executive director since January 2008 and the chief operating officer from February 2006 to May 2024, as their attorney-in-fact to vote on their behalf on all matters of Qianxiang Tiancheng that requires shareholder approval under PRC laws and regulations as well as Qianxiang Tiancheng’s articles of association. The appointment of Mr. Liu is conditional upon his being the employee and the designated person of Qianxiang Shiji. Each power of attorney will remain in effect from December 22, 2020 to December 21, 2030, unless and until the earlier of the following events: (i) Mr. Liu loses his position in Qianxiang Shiji or Qianxiang Shiji issues a written notice to dismiss or replace Mr. Liu; and (ii) the business operations agreement between Qianxiang Shiji, Qianxiang Tiancheng and its shareholders terminates or expires.

●	Spousal Consent Letters. Pursuant to spousal consent letters, the spouse of each of the shareholders of Qianxiang Tiancheng acknowledged that certain equity interests of Qianxiang Tiancheng held by and registered in the name of his/her spouse will be disposed of pursuant to the equity option agreements. These spouses understand that such equity interests are held by their respective spouse on behalf of Qianxiang Shiji, and they will not take any action to interfere with the disposition of such equity interests, including, without limitation, claiming that such equity interests constitute communal property of marriage.
●	Equity Option Agreements. Pursuant to equity option agreements between Qianxiang Shiji and each of the shareholders of Qianxiang Tiancheng, Qianxiang Tiancheng’s shareholders granted Qianxiang Shiji or its designated representative(s) an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in Qianxiang Tiancheng in consideration of the loans extended to Qianxiang Tiancheng’s shareholders under the loan agreements mentioned below. In addition, Qianxiang Shiji has the option to acquire the equity interests of Qianxiang Tiancheng at the lowest price then permitted by PRC law in consideration of the cancellation of all or part of the loans extended to the shareholders of Qianxiang Tiancheng under the loan agreements. Qianxiang Shiji or its designated representative(s) have sole discretion as to when to exercise such options, either in part or in full. Qianxiang Shiji or its designated representative(s) is entitled to exercise the options for unlimited times until all of the equity interests of Qianxiang Tiancheng have been acquired, and can be freely transferred, in whole or in part, to any third party. Without Qianxiang Shiji’s consent, Qianxiang Tiancheng’s shareholders shall not transfer, donate, pledge, or otherwise dispose their equity shareholdings in Qianxiang Tiancheng in any way. The equity option agreement will remain in full force and effect until the earlier of: (i) the date on which all of the equity interests in Qianxiang Tiancheng have been acquired by Qianxiang Shiji or its designated representative(s); or (ii) the receipt of the 30-day advance written termination notice issued by Qianxiang Shiji to the shareholders of Qianxiang Tiancheng. The key factors for our decision to exercise the option are whether the current regulatory restrictions on foreign investment in the internet business and advertising business will be relaxed in the future, which is rather unpredictable at the moment. If such restrictions are relaxed, we will, through Qianxiang Shiji, exercise the option and purchase all or part of the equity interests in Qianxiang Tiancheng.
●	Exclusive Technical Service Agreements. Pursuant to an exclusive technical service agreement between Qianxiang Shiji and Qianxiang Tiancheng, Qianxiang Shiji has the exclusive right to provide certain technical services, including maintenance of servers, development, updating and upgrading of web user application software, e-commerce technical services, to Qianxiang Tiancheng. Without Qianxiang Shiji’s prior written consent, Qianxiang Tiancheng shall not engage any third party to provide any of the technical services under this agreement. In addition, Qianxiang Shiji exclusively owns all intellectual property rights resulting from the performance of this agreement. Qianxiang Tiancheng agrees to pay a service fee to Qianxiang Shiji at a specific fee rate proposed by Qianxiang Shiji. Qianxiang Shiji shall have the right to adjust at any time the fee rate based on the quantity, difficulty and urgency of the services it provides to Qianxiang Tiancheng and other factors. The term of this agreement has been extended automatically for ten years starting from December 23, 2020. Qianxiang Shiji can terminate the agreement at any time by providing a 30-day prior written notice. Qianxiang Tiancheng is not permitted to terminate this agreement prior to the expiration of the term, unless Qianxiang Shiji fails to comply with any of its obligations under this agreement and such breach makes Qianxiang Shiji unable to continue to perform this agreement.
●	Intellectual Property Right License Agreements. Pursuant to an intellectual property right license agreement between Qianxiang Shiji and Qianxiang Tiancheng, Qianxiang Shiji grants a non-exclusive and non-transferable license, without sublicense rights, to Qianxiang Tiancheng to use certain of the domain names, registered trademarks and non-patent technology (software) owned by Qianxiang Shiji. Qianxiang Tiancheng may only use the intellectual property rights in its own business operations. The amount, payment method and classification of the license fees under this agreement shall be determined based on the precondition that they facilitate Qianxiang Shiji’s securing of all preferential treatments under the PRC tax policies and shall be agreed by both Qianxiang Shiji and Qianxiang Tiancheng considering, among other things, the following factors: (i) the number of users purchasing Qianxiang Tiancheng’s products or receiving Qianxiang Tiancheng’s services; and (ii) the types and quantity of the intellectual property rights, which are specified under this agreement, actually used by Qianxiang Tiancheng for selling products or providing services to its users. On December 1, 2015, Qianxiang Shiji and Qianxiang Tiancheng entered into a supplementary agreement to extend the terms of this agreement for ten years, pursuant to which the current term expires on December 1, 2025. Qianxiang Shiji may terminate this agreement at any time by providing a 30-day prior written notice. Any party may terminate this agreement immediately with written notice to the other party if the other party materially breaches the relevant agreement and fails to cure its breach within 30 days from the date it receives the written notice specifying its breach from the non-breaching party. The parties will review this agreement every three months and determine if any amendment is needed.

●	Equity Interest Pledge Agreements. Pursuant to equity interest pledge agreements between Qianxiang Shiji and each of the shareholders of Qianxiang Tiancheng, the shareholders of Qianxiang Tiancheng pledge all of their equity interests in Qianxiang Tiancheng to Qianxiang Shiji, to guarantee Qianxiang Tiancheng and its shareholders’ performance of their obligations under, where applicable, (i) the loan agreements, (ii) the exclusive technical service agreement, (iii) the intellectual property right license agreement and (iv) the equity option agreements. If Qianxiang Tiancheng and/or any of its shareholders breach their contractual obligations under the aforesaid agreements, Qianxiang Shiji, as the pledgee, will be entitled to certain rights and entitlements, including the priority in receiving payments by the evaluation or proceeds from the auction or sale of whole or part of the pledged equity interests of Qianxiang Tiancheng in accordance with legal procedures. Without Qianxiang Shiji’s prior written consent, shareholders of Qianxiang Tiancheng shall not transfer or assign the pledged equity interests, or incur or allow any encumbrance that would jeopardize Qianxiang Shiji’s interests. During the term of this agreement, Qianxiang Shiji is entitled to collect all of the dividends or other distributions, if any, derived from the pledged equity interests. The equity interest pledge has become effective and will expire on the earlier of: (i) the date on which Qianxiang Tiancheng and its shareholders have fully performed their obligations under the loan agreements, the exclusive technical service agreement, the intellectual property right license agreement and the equity option agreements; (ii) the enforcement of the pledge by Qianxiang Shiji pursuant to the terms and conditions under this agreement to fully satisfy its rights under such agreements; or (iii) the completion of the transfer of all equity interests of Qianxiang Tiancheng by the shareholders of Qianxiang Tiancheng to another individual or legal entity designated by Qianxiang Shiji pursuant to the equity option agreement and no equity interest of Qianxiang Tiancheng is held by such shareholders. The equity interest pledge agreements have been registered with the relevant authorities.
●	Loan Agreements. Under loan agreements between Qianxiang Shiji and each of the shareholders of Qianxiang Tiancheng, Qianxiang Shiji made interest-free loans in an aggregate amount of RMB10.0 million ($1.4 million) to the shareholders of Qianxiang Tiancheng exclusively for the purpose of the initial capitalization and the subsequent financial needs of Qianxiang Tiancheng. The loans can only be repaid with the proceeds derived from the sale of all of the equity interests in Qianxiang Tiancheng to Qianxiang Shiji or its designated representatives pursuant to the equity option agreements. The term of the loans has been automatically extended for ten years starting from December 23, 2020.

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

Financial Information relating to the VIE

Set forth below are the condensed consolidating schedule showing the financial position, results of operations and cash flows for the Parent, Non-VIE Subsidiaries and the VIE and its subsidiaries, eliminating adjustments and consolidated totals (in thousands of $) as of and for the years ended December 31, 2023 and 2024. In the tables below, the column headings correspond to the following entities:

●	“Parent” refers to Moatable, Inc., our Cayman Islands holding company;
●	“Non-VIE Subsidiaries” refer to the sum of (i) Qianxiang Shiji Technology Development (Beijing) Co., Ltd., our wholly-owned PRC subsidiary, and other subsidiaries of Moatable,Inc.; and
●	“VIE and its subsidiaries” refer to the sum of (i) Qianxiang Tiancheng Technology Development Co., Ltd., (ii) Qianxiang Wangjing Technology Development Co., Ltd., and (iii) Shandong Jieying Huaqi Automobile Service Co., Ltd.

Selected Condensed Consolidated Statements of Operations Data

	For the year ended December 31, 2023					For the year ended December 31, 2024
		VIE and its	Non-VIE				VIE and its	Non-VIE
		subsidiaries	Subsidiaries	Inter-company	Group		subsidiaries	Subsidiaries	Inter-company	Group
	Parent	Consolidated	Consolidated	elimination	Consolidation	Parent	Consolidated	Consolidated	elimination	Consolidation

	(In thousands of $)					(In thousands of $)
Revenue	$—	$98	$52,318	$(343)	$52,073	$—	$83	$63,376	$—	$63,459
Cost of revenue	$—	$62	$11,108	$42	$11,212	$—	$83	$14,904	$162	$15,149
Gross profit	$—	$36	$41,210	$(385)	$40,861	$—	$—	$48,472	$(162)	$48,310
Operating expenses	$6,026	$15,737	$48,593	$(17,664)	$52,692	$4,279	$13,659	$50,189	$(16,857)	$51,270
(Loss) Income from operations	$(6,026)	$(15,701)	$(7,383)	$17,279	$(11,831)	$(4,279)	$(13,659)	$(1,717)	$16,695	$(2,960)
Share of (loss) income from subsidiaries	$(4,848)	$—	$4,848	$—	$—	$1,871	$—	$(1,871)	$—	$—
Net (loss) income	$(10,082)	$(15,871)	$(82,540)	$97,492	$(11,001)	$(2,137)	$(11,474)	$(15,624)	$26,742	$(2,493)
Less: net loss attributable to non-controlling interests	$—	$—	$—	$(919)	$(919)	$—	$—	$—	$(356)	$(356)
Net (loss) income attributable to Renren’s shareholders	$(10,082)	$(15,871)	$(82,540)	$98,411	$(10,082)	$(2,137)	$(11,474)	$(15,624)	$27,098	$(2,137)

Selected Condensed Consolidated Balance Sheets Data

	As of December 31, 2023					As of December 31, 2024
		VIE and its	Non-VIE				VIE and its	Non-VIE
		subsidiaries	Subsidiaries	Inter-company	Group		subsidiaries	Subsidiaries	Inter-company	Group
	Parent	Consolidated	Consolidated	elimination	Consolidation	Parent	Consolidated	Consolidated	elimination	Consolidation

	(In thousands of $)					(In thousands of $)
Amount due from Non-VIE Subsidiaries	$509,726	$44,069	$—	$(553,795)	$—	$539,557	$42,874	$—	$(582,431)	$—
Amount due from VIE and its subsidiaries	$16,695	$—	$227,413	$(244,108)	$—	$8,211	$—	$31,330	$(39,541)	$—
Amount due from Parent	$—	$30,592	$35,721	$(66,313)	$—	$—	$40,840	$27,955	$(68,795)	$—
Total current assets	$525,172	$4,567	$135,499	$(619,054)	$46,184	$525,839	$4,446	$176,788	$(663,131)	$43,942
Total non-current assets	$19	$2,439	$352,108	$(331,050)	$23,516	$19	$328	$226,895	$(201,716)	$25,526
Total assets	$525,191	$7,006	$487,607	$(950,104)	$69,700	$525,858	$4,774	$403,683	$(864,847)	$69,468
Amount due to VIE and its subsidiaries	$16,416	$—	$7,096	$(23,512)	$—	$42,002	$—	$5,979	$(47,981)	$—
Amount due to Non-VIE Subsidiaries	$45,917	$215,172	$—	$(261,089)	$—	$40,495	$280,886	$—	$(321,381)	$—
Amount due to Parent	$—	$—	$569,616	$(569,616)	$—	$—	$3	$573,468	$(573,471)	$—
Total current liabilities	$2,152	$7,671	$30,285	$(16,310)	$23,798	$2,848	$4,617	$25,659	$(9,534)	$23,590
Deficit of Investments in VIEs and its subsidiaries and Non-VIE Subsidiaries	$462,637	$—	$—	$(462,637)	$—	$463,757	$—	$—	$(463,757)	$—
Total non-current liabilities	$462,637	$131	$58	$(462,637)	$189	$463,757	$—	$136,156	$(598,796)	$1,117
Total liabilities	$464,789	$7,802	$30,343	$(478,947)	$23,987	$466,605	$4,617	$161,815	$(608,330)	$24,707

Selected Condensed Consolidated Cash Flows Data

	For the year ended December 31, 2023					For the year ended December 31, 2024
		VIE and its	Non-VIE				VIE and its	Non-VIE
		subsidiaries	Subsidiaries	Inter-company	Group		subsidiaries	Subsidiaries	Inter-company	Group
	Parent	Consolidated	Consolidated	elimination	Consolidation	Parent	Consolidated	Consolidated	elimination	Consolidation

	(In thousands of $)					(In thousands of $)
Net cash provided by (used in) operating activities	$10,013	$1,906	$(15,086)	$—	$(3,167)	$(3,289)	$380	$4,206	$—	$1,297
Net cash (used in) provided by investing activities	$—	$(62)	$(14,867)	$37,963	$23,034	$—	$(190)	$(24,445)	$15,714	$(8,921)
Net cash (used in) provided by financing activities	$(8,904)	$—	$37,963	$(37,963)	$(8,904)	$(253)	$—	$16,761	$(15,714)	$794
Effect of exchange rate changes	$—	$—	$46	$—	$46	$—	$—	$(217)	$—	$(217)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,109	$1,844	$8,056	$—	$11,009	$(3,542)	$190	$(3,695)	$—	$(7,047)

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

Pursuant to the contractual arrangements between Qianxiang Shiji and Qianxiang Tiancheng and its shareholders, Qianxiang Tiancheng’s earnings and cash (including dividends received from its subsidiaries) are used to pay service and license fees in Renminbi to Qianxiang Shiji, in the manner and amount set forth in these agreements. After paying the withholding taxes applicable to Qianxiang Shiji’s revenues and earnings, making appropriations for its statutory reserve requirements and retaining any profits from accumulated profits, the remaining net profits of Qianxiang Shiji would be available for distribution to us by the offshore holding companies through which we own Qianxiang Shiji, although we have not, and do not have, any present plan to make such distributions. As of December 31, 2024, the negative net assets of Qianxiang Shiji and the VIE and its subsidiaries, which were restricted due to statutory reserve requirements and other applicable laws and regulations and thus not available for distribution, amounted to $8.5 million in the aggregate. We do not believe that these restrictions on the distribution of our net assets will have a significant impact on our ability to meet our financial obligations in the future.

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

The condensed consolidating table below quantified the transfer between Moatable, Inc., its Non-VIE subsidiaries, VIE and its subsidiaries for the years ended December 31, 2023 and 2024, respectively. These transfers were only for the purpose of providing working capital between Moatable, Inc., its Non-VIE subsidiaries, VIE and its subsidiaries. No dividend or distribution was made.

	For the Year ended December 31, 2023			For the Year ended December 31, 2024
		Transfer to			Transfer to
		VIE and its	Non-VIE		VIE and its	Non-VIE
		subsidiaries	Subsidiaries		subsidiaries	Subsidiaries
	Moatable, Inc.	Consolidated	Consolidated	Moatable, Inc.	Consolidated	Consolidated
Transfer from
Moatable, Inc.	$—	$—	$—	$—	—	—
VIE and its subsidiaries	$—	$—	$9,983	$—	—	230
Non-VIE subsidiaries	$9,481	$18,499	$—	$—	15,484	—

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features and functions of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of around 340 engineers and developers as of December 31, 2024, accounting for 56% of our employees as of that date. Most of our engineers and developers are based at our subsidiary offices in China.

Our research and development personnel support all areas of our business, mainly focusing on the improvement and enhancement of our SaaS businesses, Lofty and Trucker Path. Our research and development personnel also focus on enhancing the user experience through commonly used user interfaces, including mobile apps, and ensuring our products are fully compatible with the latest mobile operating systems such as iOS, Android, and Windows. In 2024, with the acquisition of LoftyWorks by Lofty, we expect to increasingly invest in developing Lofty products to serve property managers and landlords. We periodically shift the priorities of our R&D personnel to ensure we continually develop new products and services to extend our customer reach and meet the needs of our user base and customers.

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred $18.4 million and $19.1 million of research and development expenses in 2023 and 2024, respectively.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in Note 3—Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form 10-K, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions, including (i) revenue recognition and (ii) provision of income tax and valuation allowance for deferred tax asset; While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions. We believe that the following critical accounting estimates involve the most significant judgments used in the preparation of our financial statements.

Valuation allowance for deferred tax asset

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

Valuation allowance is provided against deferred tax assets when we determine that it is more-likely-than-not that the deferred tax assets will not be utilized in the future. Our assessment incorporates both positive and negative evidence, with particular consideration given to the nature, frequency and severity of recent losses and forecasts of future profitability. These assumptions require significant judgment, and the forecasts of future taxable income are consistent with the plans and estimates we are using to manage the underlying businesses. The amount of valuation allowances was $38.2 million and $36.6 million as of December 31, 2023 and 2024, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended December 31, 2024 and 2023 are incorporated herein beginning on page F-1. at the end of this Annual Report and the supplementary data is not applicable.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective, due to the three material weaknesses in our internal control over financial reporting as described below.

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

As required by Section 404 of the Sarbanes-Oxley Act and related rules as promulgated by the SEC, our management assessed the effectiveness of our company’s internal control over financial reporting using criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the year ended December 31, 2024 our management identified three material weaknesses in our internal control over financial reporting, which remain unremediated as of December 31, 2024, as follows:

●	Lack of an integrated and systematic risk assessment and reporting process to identify and assess the financial reporting risks and to ensure significant transactions including investments and non-routine transactions including share-based transactions are accurately recorded and properly disclosed; and
●	Lack of evaluation in the process of assessing applicability of sales tax to our SaaS revenue products which resulted in an understated sales tax accrual; and
●	Lack of evaluations to ascertain whether the components of internal control are present and functioning.

As a result of these material weaknesses and based on the evaluation described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Notwithstanding these material weaknesses, however, our management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Plans and Actions

To remediate the material weaknesses described above in “Management’s Annual Report on Internal Control over Financial Reporting,” we are implementing the plan and measures described below and we will continue to evaluate and, may in the future, implement additional measures. We will carry out the following remediation measures:

●	We have recruited personnel with the requisite knowledge in accounting and disclosure requirements for complex transactions under U.S. GAAP and statutory compliance. Where needed, we have engaged external third parties with the expertise for complex or evolving areas such as public company filings, taxation, and valuation services.
●	We have designed a control environment which allows management to monitor effectiveness of internal controls over financial reporting and are addressing gaps identified within the environment.
●	We have implemented a consolidated general ledger within a single enterprise resource planning application for all legal entities, which includes consolidation and statutory reporting capabilities.

●	We have replaced board members with sufficient accounting and reporting experience and knowledge, and will design and implement risk assessment policies and procedures to identify and assess internal and external risks relating to financial reporting on a regular basis. Our board of directors will oversee implementation of such policies and procedures.
●	We will design and implement evaluation policies and procedures to ascertain internal control components are present and functioning.
●	We will design and implement internal process to timely obtain and review investees’ financial information in order to ensure proper accounting for investments.
●	We will improve internal approval process involving proper level of management review for each of new grants. We will enhance communication between human resources department and accounting department to ensure information sharing about new grants.
●	We have engaged experts to review and to ensure completeness and accuracy of sales tax accrual; and will design and implement a sales tax compliance system to ensure timely and accurate sales tax reporting.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2024, none of our company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Directors	Age	Position/Title
Joseph Chen	55	Chairman, Chief Executive Officer, Director
James Jian Liu	52	Director
Grant Moon	45	Independent Director

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

James Jian Liu has served as our director since January 2008 and the chief operating officer from February 2006 to May 2024. Mr. Liu is currently acting as a director of Opera Limited (Nasdaq: OPRA). Before joining our company, he was the co-founder and chief executive officer of UUMe.com, one of the earliest social networking service websites in China. He served as product management director at Fortinet in its early years and held a senior product manager role at Siebel Systems. Mr. Liu started his career as a management consultant with the Boston Consulting Group in China. Mr. Liu holds a bachelor’s degree in computer science from Shanghai Jiao Tong University and an MBA degree from Stanford University, where he was an Arjay Miller Scholar. We believe Mr. Liu’s extensive management and leadership experience, and his role as the chief operating officer of our company, which allows our board of directors to interface directly with senior management, qualifies him to serve as a member of our board of directors. Mr. James Jian Liu was on sabbatical leave from June 30, 2023 to June 29, 2024. While on sabbatical, he remained an employee of record and retained his role as a director in our company.

Mr. Grant Moon has served as our director since April 2024. Mr. Moon is CEO of BlueForceX, a strategy consulting firm serving banks, venture capital firms, and early-stage technology companies. He is also a venture partner with Denver Angels, an early-stage venture capital firm in Colorado. Previously, he founded and served as Chief Executive Officer of Home Captain Inc., a financial technology company that served over 40 large banks and financial institutions. Prior to Home Captain, Mr. Moon worked for American Express in the Global Client Group managing a portfolio of some of their largest clients representing over $10 billion in annual charge volume. Before American Express, Grant worked for Hersha, a public REIT, in multiple roles, eventually heading all eCommerce, distribution, and marketing functions for the Company. He is a former Major in the US Army, a veteran of the Global War on Terrorism, and a Bronze Star Recipient. He is passionate about giving back and serving the veteran community. To better educate veteran home buyers on their VA Home Loan benefits, Mr. Moon penned and published The Ultimate Guide to VA Loans. He also created a continuing education qualified course called “VA Loan Certified”, which provides real estate agents the training needed to work with veteran homebuyers effectively. Mr. Moon holds a BS in Business Administration from Endicott College, an MBA from Babson College, and an MS in Technology Management from Columbia University.

Executive Officers

The following table sets forth information regarding our executive officers as of the date of this Annual Report:

Executive Officers	Age	Position/Title
Joseph Chen	55	Chairman, Chief Executive Officer, Director
Scott Stone	60	Chief Financial Officer

The biographical information of Joseph Chen is set forth above under “—Directors.”

Scott Stone has served as our chief financial officer since July 2024. Mr. Stone is a value-oriented and high-impact senior financial executive specializing in the start-up and secondary growth phases of the business life cycle in the high-tech and service sectors. He has over thirty years of experience in privately held, private equity-owned, and Fortune 100 publicly traded companies. Mr. Stone served as controller of the Allstate Identity Protection division of the Allstate Corporation from 2020-2024 and chief financial officer of the CDAI division of Ciox Health from 2019-2020. Prior to that, he worked as controller and vice president of various Fortune 500 and privately held companies. Mr. Stone holds a bachelor of science in accounting from Northern Arizona University and an MBA from Arizona State University.

Board Committees

Our board of directors held three meetings in 2024. Although there are currently no committee assignments on the board, the full board is fulfilling the committee assignments, such as the role of audit committees in overseeing auditors and financial reporting, and the role of compensation committee in evaluating and setting officer compensation, etc.

Role of the Board in Risk Oversight

One of the board of directors’ key functions is informed oversight of our company’s risk management process. The board does not have a standing risk management committee, but rather administers this oversight function directly through the board as a whole. In particular, our board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for our company. In addition, the board has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken, to monitor compliance with legal and regulatory requirements, and to oversight cybersecurity risk management. Our board also monitors the effectiveness of our corporate governance guidelines and assesses whether any of our compensation policies and programs have the potential to encourage excessive risk-taking. Typically, the entire board meets with the officers in charge of our company’s risk management at least annually. Our board receives periodic reports from the head of risk management, as well as incidental reports as matters may arise.

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

Corporate Governance Guidelines

Our board documented the governance practices followed by our company by adopting Corporate Governance Guidelines to assure that our board will have the necessary authority and practices in place to review and evaluate our company’s business operations as needed and to make decisions that are independent of our company’s management. The guidelines are also intended to align the interests of directors and management with those of our company’s shareholders. The Corporate Governance Guidelines set forth the practices our board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, chief executive officer performance evaluation and succession planning, and board compensation. The Corporate Governance Guidelines may be viewed on the “Corporate Governance—Documents & Charters” page of our company’s website at ir.moatable.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to or earned by, our chief executive officer and two other most highly compensated executive officers, or the named executive officers, for the years ended December 31, 2023 and 2024.

				Option	Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards (2)	Compensation		Total
Joseph Chen,	2024	$227,240	—	$683,955	—	$—		$911,195
Chief Executive Officer	2023	$228,790	—	—	—	29,228	(3)	$258,018
Scott Stone,	2024	$132,220	$16,913	$63,693	—	—		$212,826
Chief Financial Officer

James Jian Liu,	2024	$45,000	—	—	—	—		$45,000
Chief Operating Officer	2023	$266,624	—	—	$99,999	$10,741	(4)	$377,364

(1)Amounts represent the aggregate grant date fair value of option awards granted to our named executive officers during 2023 and 2024, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 15 to our financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2023 and 2024. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(2) Amounts represent the aggregate grant date fair value of stock awards granted to our named executive officers during 2023 and 2024, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 15 to our financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2023 and 2024. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(3)Amount represents $28,988 in company 401(k) matching contributions and life insurance premium payments for Mr. Chen.

(4)Amounts represent $10,741 of company 401(k) matching contribution for Mr. Liu.

Base Salary Compensation

Our named executive officers receive an annual base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2024 annual base salaries for our named executive officers were as follows: (1) $227,240 for Mr. Chen and (2) $275,000 for Mr. Stone.

Bonus Compensation

Mr. Joseph Chen is not eligible for cash bonuses. As Mr. Liu was on a sabbatical leave from June 30, 2023 to June 29, 2024 and he officially resigned on May 31, 2024, he was not eligible for 2024 annual bonus. Mr. Stone is eligible for a target annual bonus of $82,500 and received cash bonus of $16,913 in 2024.

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

Outstanding Equity Awards at Fiscal Year ended December 31, 2024

The following table shows certain information regarding outstanding equity awards outstanding as of December 31, 2024 for the named executive officers.

		Option Awards						Stock Awards
											Market
			Number of		Number of						value of
			securities		securities				Number of		shares of
			underlying		underlying				shares or units		units of
			unexercised		unexercised	Option	Option		of stock that		stock that
	Granting		options (#)		options (#)	exercise	expiration		have not		have not
Name	Entity(1)	Grant Date	exercisable		unexercisable	price(2)	date	Grant Date	vested (#)		vested(3)
Joseph Chen	Moatable	5/8/2024	—	(3)	11,250,000	0.014	6/25/2034	—	—		—
	Lofty	5/8/2024	—	(4)	6,750	33.48	6/25/2034	—	—		—
	Trucker Path	5/8/2024	—	(5)	6,750	64.80	6/25/2034	—	—		—
Scott Stone	Lofty	5/8/2024	—	(6)	1,050	33.48	6/25/2034	—	—		—
	Trucker Path	5/8/2024	—	(7)	1,050	64.80	6/25/2034	—	—		—
James Jian Liu	Moatable	—	—		—	—	—	7/17/2023	1,953,113	(10)	$68,142	(11)
	Lofty	7/13/2020	7,500	(8)	—	$3.78	07/12/2030	—	—		—
	Trucker Path	7/13/2020	10,000	(9)	—	$1.98	07/12/2030	—	—		—
(1)	Moatable adopted the 2011 Share Incentive Plan (the “2011 Plan”), the 2016 Share Incentive Plan (the “2016 Plan”), the 2018 Share Incentive Plan (the “2018 Plan”) and the 2021 Share Incentive Plan (the “2021 Plan”) (collectively the “Equity Incentive Plans”), for the purpose of granting nonstatutory stock options and incentive stock options and other types of equity awards to directors, officers and employees in order to provide incentives for future service and retention. The term of the awards may not exceed ten years from the date of the grant. In 2020, Lofty, Inc. (“Lofty”) and Trucker Path, Inc. (“Trucker Path”) adopted equity incentive plans, whereby 150,000 shares of common stock of Lofty (the “2020 Lofty Plan”) and 150,000 shares of common stock of Trucker Path (the “2020 Trucker Path Plan”) are made available for future grant for employees or consultants of Lofty and Trucker Path, respectively, either in the form of incentive share options or restricted shares. In 2021, Lofty and Trucker Path adopted their 2021 equity incentive plans, whereby 25,000 shares of common stock of Lofty (the “2021 Lofty Plan”) and 25,000 shares of common stock of Trucker Path (the “2021 Trucker Path Plan”) are made available for future grant for employees or consultants of Lofty and Trucker Path, respectively, either in the form of incentive share options or restricted shares. The term of the awards may not exceed ten years from the date of the grant. The awards under the above plans are subject to vesting schedules ranging from immediately upon grant to four years after grant date.
(2)	All of the option awards were granted with a per share exercise price equal to the fair market value, as measured by the equivalent stock price for one Class A ordinary share in the case of options granted by Moatable or by the fair value in the valuation reports provided by external professional appraisers in the case of options granted by Lofty and Trucker Path, as of the date of grant, and in each case as determined in good faith by our board of directors.
(3)	Represents options granted under the 2021 Plan. 12/48ths of the total options will vest on the yearly anniversary of June 25, 2024, and 1/48 of the total options will vest on the last day of each month thereafter, subject to the option holder’s continuous service as of each such date. Each option represents a right to purchase one Class A ordinary share at the exercise price.

(4)	Represents options granted under the 2021 Lofty Plan. 12/48ths of the total shares will vest on the yearly anniversary of the vesting commencement date of June 25, 2024 for a total of four years, subject to the option holder’s continuous service as of each such date.
(5)	Represents options granted under the 2021 Trucker Path Plan. 12/48ths of the total shares will vest on the yearly anniversary of the vesting commencement date of June 25, 2024 for a total of four years, subject to the option holder’s continuous service as of each such date.
(6)	Represents options granted under the 2021 Lofty Plan. 12/48ths of the total shares will vest on the yearly anniversary of the vesting commencement date of July 1, 2024 for a total of four years, subject to the option holder’s continuous service as of each such date.
(7)	Represents options granted under the 2021 Trucker Path Plan. 12/48ths of the total shares will vest on the yearly anniversary of the vesting commencement date of July 1, 2024 for a total of four years, subject to the option holder’s continuous service as of each such date.
(8)	Represents options granted under the 2020 Lofty Plan. The options have fully vested.
(9)	Represents options granted under the 2020 Trucker Path Plan. The options have fully vested.
(10)	Represents the unvested RSUs granted under the 2021 Plan, which will vest in equal monthly installments over 30 months measured from December 31, 2024. Each RSU represents a contingent right to receive one Class A ordinary share.
(11)	The market value is based on the closing price of $1.57 per ADS as of December 31, 2024. Each ADS is equivalent to 45 of Moatable’s Class A ordinary shares. All Moatable share numbers disclosed in the table are in ordinary shares.

Employment Arrangements with Our Named Executive Officers and Potential Payments Upon Termination or Change in Control

We have entered into an employment agreement with each of our named executive officers that provide for the basic terms of their employment, including base salary, annual incentive opportunity and equity grants, as well as certain severance and change of control benefits.

Joseph Chen

Employment Agreement. We entered into an amended employment agreement with Mr. Chen as the chairman and chief executive officer of our company in December 2022. The employment agreement has an initial term of twelve months, which ended on December 31, 2023, and unless earlier terminated, shall be automatically extended for successive twelve-month periods. Under the terms of his employment agreement, Mr. Chen is eligible to receive a base salary of $227,240, plus equity incentives and benefits, at a level comparable to similarly situated executives of our company. In connection with his employment agreement, Mr. Chen entered into a covenant not to disclose our confidential information during his employment term and an assignment of intellectual property rights. Subject to certain conditions, Mr. Chen is also subject to non-competition and non-solicitation provisions during his employment term and for a period of 12 months thereafter.

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

Scott Stone

On May 8, 2024, the Company entered into an offer letter of employment with Mr. Stone specifying the major terms of his employment. Specifically, Mr. Stone will receive 1) an annual salary of $275,000, 2) an annual target variable bonus of 30% of annual salary, or $82,500 per annum, subject to the Company’s certain performance metrics, and 3) equity stock option grants equal to 0.10% of Lofty, Inc. and 0.10% of Trucker Path, Inc., the two subsidiaries of the Company. The options will be granted subject to board approval and will vest over four years. Mr. Stone’s employment relationship with the Company may be terminable at will, either by Mr. Stone or the Company at any time, for any or no reason, without further obligation or liability. On May 20, 2024, the Company entered into a severance agreement with Mr. Stone. According to the agreement, if the company terminates Mr. Stone’s employment without cause after one year of service, the Company will provide Mr. Stone with a severance payment equivalent to six months of his annual base salary along with six months of COBRA cost following the separation date, subject to certain conditions.

Non-Employee Director Compensation

The following table shows for the fiscal year ended December 31, 2024 certain information with respect to the compensation of all non-employee directors of our company. Mr. Chen, who served as our chairman and chief executive officer during 2024 did not receive additional compensation for their service as directors, and therefore are not included in the table below. Mr. Liu, who served as our chief operating officer until May 31, 2024 (he was on a sabbatical leave from June 30, 2023 to June 29, 2024), received compensation as a non-employee director in 2024. All compensation paid to Mr. Chen is reported above in the “Summary Compensation Table.” Mr. James Reed resigned from the Company’s board of directors, effective on April 12, 2024. Mr. James Dumler and Ms. Rebecca Polak resigned from the Company’s board of directors, effective on May 1, 2024. Mr. Grant Moon joined our board of directors, effective on April 30, 2024.

	Fees Earned or
Name	Paid in Cash	Stock Awards (1)	Total
James Jian Liu	$45,000	$—	$45,000
Grant Moon	$33,333	$20,146	$53,479
James Reed	$17,840	$—	$17,840
James Dumler	$17,500	$—	$17,500
Rebecca Polak	$17,000	$—	$17,000
(1)The amounts reported reflect the aggregate grant date fair value of each equity award granted to our non-employee directors during the fiscal year ended December 31, 2024, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 15 to our financial statements for the fiscal year ended December 31, 2024 included in this Annual Report on Form 10-K. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon the vesting of the RSUs, or the sale of the Class A ordinary shares underlying such RSUs. On April 30, 2024, Mr. Moon was awarded 29,197 RSUs.

In November 2022, our board of directors resolved that director compensation shall be comprised of a mix of (i) cash and (ii) deferred equity or equity-linked compensation to attempt to align the interests of the directors with those of the shareholders, without adopting a formal non-employee director compensation policy.

Cash Compensation

Each of our non-employee directors is eligible for cash compensation. The annual cash compensation is $80,000 for Mr. Moon and $30,000 for Mr. Liu. The amount of cash actually paid to a director is prorated to reflect the duration of his or her service time in the year. Mr. Moon join the board in April 2024.

Equity Compensation

All of our directors are required to hold shares of our company. Starting in January 2023, each non-employee director who first joins our board is granted RSUs to establish shareholding in our company’s stock. On April 30, 2024, Mr. Moon was granted a RSU award of 29,197 RSUs that are equivalent to $20,146 based on the closing price of our company’s ADS on April 30, 2024, on which such RSUs vested immediately.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table sets forth certain information regarding the ownership of our company’s ordinary shares as of March 1, 2025 by: (i) each director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by our company to be beneficial owners of more than five percent of our ordinary shares.

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

Beneficial ownership, for purposes of this table, includes options and warrants to purchase ordinary shares that are either currently exercisable or will be exercisable within 60 days after March 1, 2025. Applicable percentages are based on 632,894,266 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding as of December 31, 2024, adjusted as required by rules promulgated by the SEC.

Unless otherwise noted below, the address of each shareholder, director and executive officer is c/o 45 West Buchanan Street, Phoenix, Arizona, 85003.

	Beneficial Ownership(1)
	Number of	Percent of
Beneficial Owner	Shares	Shares	Percent of Votes
5% or More Beneficial Owner:
Cosmic Giant International Ltd(2)	93,358,710	11.6	4.0
Named Executive Officers and Directors:
Joseph Chen(3)	443,876,536	55.3	84.6
James Jian Liu(4)	71,489,477	8.9	3.1
Scott Stone	*	*	*
Grant Moon	*	*	*
All executive officers and directors as a group (4 persons)	516,254,178	64.3	87.7

*Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Based solely on a Schedule 13G/A filed on December 18, 2024, of information as of December 9, 2024, and represents 93,358,710 Class A ordinary shares beneficially owned by Cosmic Giant International Ltd., a British Virgin Islands company. The address or principal business office of Cosmic Giant International Ltd. is c/o Vistra Corporate Services Centre, Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Islands.
(3)	Represents (i) 173,617,576 Class A ordinary shares, (ii) 99,999,990 Class A ordinary shares represented by 2,222,222 ADSs, and (iii) 170,258,970 Class B ordinary shares
(4)	Represents (i) 39,994,247 Class A ordinary shares; (ii) 31,365,090 Class A ordinary shares represented by 697,002 ADSs; and (iii) 130,140 Class A ordinary shares issuable upon vesting of restricted share units held by Mr. Liu within 60 days after March 1, 2025.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2024.

			Number of
			securities
	Number of		remaining
	securities to be	Weighted-	available for
	issued upon	average exercise	future issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected
Plan Category	rights	rights(1)	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Moatable, Inc. 2018 Share Incentive Plan	—	—	7,859,363
Equity compensation plans not approved by security holders
Moatable, Inc. 2021 Share Incentive Plan(2)	—	$—	44,261,750
Trucker Path, Inc. 2020 Equity Incentive Plan(2)	34,355	$3.42	15,646
Trucker Path, Inc. 2021 Equity Incentive Plan(2)	28,528	$107.84	—
Lofty, Inc. 2020 Equity Incentive Plan(2)	41,730	$6.00	8,270
Lofty, Inc. 2021 Equity Incentive Plan(2)	32,282	$57.59	—
(1)	The weighted average exercise price is calculated based solely on outstanding share options. It does not take into account shares underlying RSU awards, which have no exercise price.
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
(b)

Plan Administration. The plans will be administered by our board of directors, or a committee of one or more directors to whom our board shall delegate the authority to grant or amend awards to participants other than senior executives. The plan administrator will determine the terms and conditions of each award grant.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related Person Transactions

The following includes a summary of transactions since January 1, 2023 and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) any of our directors, executive officers or holders of more than 5% of our issued share capital, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than employment, compensation and other arrangements that are described under the section titled “Item 11. Executive Compensation.”

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

The share repurchases were made pursuant to our company’s current share repurchase program as previously approved by our board of directors on November 7, 2022 and subsequently modified on October 13, 2023 and November 1, 2024. We used cash on hand for the share repurchases and retired all the repurchased shares. After the share repurchases, SoftBank is no longer a shareholder of our company. For a detailed description of these two share repurchases, see the Current Report on Form 8-K filed with the SEC on May 24, 2023 and January 2, 2024, respectively.

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

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our board of directors for review. The presentation must include a description of, among other things, all of the parties thereto, the direct and indirect interests of the related persons, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed to our company by its independent registered public accounting firm, Marcum Asia CPAs LLP, for the fiscal years ended December 31, 2024 and 2023:

	2024	2023

	(In thousands of US$)
Audit fees (1)	$425.2	$425.2
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$425.2	$425.2

Notes:

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the consolidated annual financial statements of our company, review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by Marcum Asia CPAs LLP in connection with regulatory filings or engagements.

In considering the nature of the services provided by Marcum Asia CPAs LLP, the board of directors determined that such services were compatible with the provision of independent audit services. The board of directors discussed these services with Marcum Asia CPAs LLP and management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board. The board requires that all services performed by Marcum Asia CPAs LLP be pre-approved prior to the services being performed. During the fiscal years ended December 31, 2024 and 2023, all services were pre-approved in accordance with these procedures.

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

(3)	Exhibits

A list of exhibits filed with this Annual Report or incorporated herein by reference can be found in the Exhibit Index below.

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant	10-Q	001-35147	3.1	8/14/2023

4.1	Specimen American Depositary Receipt of the Registrant	F-1	333-173548	4.1	4/15/2011

4.2	Specimen Class A Ordinary Share Certificate of the Registrant	F-1	333-173548	4.2	4/15/2011

4.3	Deposit Agreement, dated as of May 4, 2011, by and among the Registrant, Citibank, N.A., as depositary, and the holders of the American Depositary Receipts	S-8	333-177366	4.3	10/18/2011

4.4	Amended and Restated Investors’ Rights Agreement between the Registrant and other parties therein, dated as of April 4, 2008, as amended	F-1	333-173548	4.6	4/15/2011

4.5	Description of Registrant’s Securities	20-F	001-35147	2.6	7/7/2020

10.1#	Moatable, Inc. 2006 Equity Incentive Plan	F-1	333-173548	10.1	4/15/2011

10.2#	Moatable, Inc. 2008 Equity Incentive Plan	F-1	333-173548	10.2	4/15/2011

10.3#	Moatable, Inc. 2009 Equity Incentive Plan	F-1	333-173548	10.3	4/15/2011

10.4#	Moatable, Inc. 2011 Share Incentive Plan	S-8	333-209734	10.1	2/26/2016

10.5#	Moatable, Inc. 2016 Share Incentive Plan	S-8	333-209734	10.2	2/26/2016

10.6#	Moatable, Inc. 2018 Share Incentive Plan	S-8	333-227886	10.1	10/19/2018

10.7#	Moatable, Inc. 2021 Share Incentive Plan	6-K	001-35147	99.2	11/4/2021

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.8#	Moatable, Inc. Form of Share Option Award Agreement	10-K	001-35147	10.8	3/31/2023

10.9#	Moatable, Inc. Form of Restricted Share Unit Award Agreement	10-K	001-35147	10.9	3/31/2023

10.10#	Lofty, Inc. 2020 Equity Incentive Plan	10-K	001-35147	10.10	3/31/2023

10.11#	Lofty, Inc. 2021 Equity Incentive Plan	10-K	001-35147	10.11	3/31/2023

10.12#	Lofty, Inc. Form of Stock Option Award Agreement	10-K	001-35147	10.12	3/31/2023

10.13#	Lofty, Inc. Form of Restricted Stock Unit Award Agreement	10-K	001-35147	10.13	3/31/2023

10.14#	Trucker Path, Inc. 2020 Equity Incentive Plan	10-K	001-35147	10.14	3/31/2023

10.15#	Trucker Path, Inc. 2021 Equity Incentive Plan	10-K	001-35147	10.15	3/31/2023

10.16#	Trucker Path, Inc. Form of Stock Option Award Agreement	10-K	001-35147	10.16	3/31/2023

10.17#	Trucker Path, Inc. Form of Restricted Stock Unit Award Agreement	10-K	001-35147	10.17	3/31/2023

10.18#	Form of Indemnification Agreement between the Registrant and its directors and officers	F-1	333-173548	10.5	4/15/2011

10.19#	Employment Agreement between Moatable, Inc. and Joseph Chen, dated December 31, 2022	10-K	001-35147	10.19	3/31/2023

10.20#	Employment Agreement between Qianxiang Shiji Technology Development (Beijing) Co., Ltd. and James Jian Liu, dated January 1, 2015 (English Translation)	10-K	001-35147	10.20	3/31/2023

10.21#	Employment Agreement between Beijing Qianxiang Wangjing Technology Development Co., Ltd. and He Li, dated April 3, 2019 (English Translation)	10-K	001-35147	10.22	3/31/2023

10.22	Business Operations Agreement, dated as of December 23, 2010, between Qianxiang Shiji, Qianxiang Tiancheng and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.7	4/15/2011

10.23	Amended and Restated Equity Option Agreements, dated as of December 23, 2010, between Qianxiang Shiji and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.8	4/15/2011

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.24	Amended and Restated Equity Interest Pledge Agreements, dated as of December 23, 2010, between Qianxiang Shiji and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.9	4/15/2011

10.25	Power of Attorney, dated as of December 23, 2010, by the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.10	4/15/2011

10.26	Amended and Restated Exclusive Technical Service Agreement, dated as of December 23, 2010, between Qianxiang Shiji and Qianxiang Tiancheng	F-1	333-173548	10.13	4/15/2011

10.27	Amended and Restated Intellectual Property Right License Agreement, dated as of December 23, 2010, between Qianxiang Shiji and Qianxiang Tiancheng	F-1	333-173548	10.14	4/15/2011

10.28	Spousal Consents, dated as of December 23, 2010, by the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.11	4/15/2011

10.29	Amended and Restated Loan Agreements, dated as of December 23, 2010, between Qianxiang Shiji and the shareholders of Qianxiang Tiancheng	F-1	333-173548	10.12	4/15/2011

10.30	Automobile Consumer Loan Cooperation (Framework) Agreement between Ping An Bank Co., Ltd. Shanghai Branch and Shanghai Jieying Automobile Sales Co., Ltd., dated April 17, 2017	20-F	001-35147	4.71	5/15/2019

10.31	Supplementary Agreement of Auto Consumer Loan Cooperation (Framework) Agreement between Ping An Bank Co., Ltd. Shanghai Branch and Shanghai Jieying Automobile Sales Co., Ltd., dated June 1, 2017	20-F	001-35147	4.72	5/15/2019

10.32	Master Transaction Agreement among the Registrant, CM Seven Star Acquisition Corporation and Kaixin Auto Group, dated April 30, 2018	20-F	001-35147	4.73	5/15/2019

10.33	Non-Competition Agreement between the Registrant and Kaixin Auto Group, dated April 30, 2018	20-F	001-35147	4.74	5/15/2019

10.34	Transitional Services Agreement between the Registrant and Kaixin Auto Group, dated April 30, 2018	20-F	001-35147	4.75	5/15/2019

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.35	Investor Rights Agreement among CM Seven Star Acquisition Corporation, Shareholder Value Fund and the Registrant, dated April 30, 2019	8-K	001-38261	10.27	5/6/2019

10.36	Escrow Agreement concerning earnout shares among the Registrant, CM Seven Star Acquisition Corporation and Vistra Corporate Services (HK) Limited, an escrow agent, dated April 30, 2019	8-K	001-38261	10.28	5/6/2019

10.37	Share Exchange Agreement dated November 2, 2018, by and among Kaixin Auto Group, the Registrant and CM Seven Star Acquisition Corp.	6-K	001-35147	99.1	11/6/2018

10.38	Convertible Loan Agreement dated January 28, 2019, by and among Kaixin Auto Group, the Registrant, CM Seven Star Acquisition Corp., and Kunlun Tech Limited	6-K	001-35147	99.2	1/29/2019

10.39	Power of Attorney, dated as of December 22, 2020, by the shareholders of Qianxiang Tiancheng	20-F	001-35147	4.26	5/27/2021

10.40	Share Purchase Agreement, dated December 31, 2020, among Kaixin Auto Holdings and shareholders of Haitaoche Limited	20-F	001-35147	4.27	5/27/2021

10.41	Securities Purchase Agreement, dated March 31, 2021, between the Registrant and Kaixin Auto Holdings	20-F	001-35147	4.28	5/27/2021

10.42	Stipulation of Settlement, dated October 7, 2021, entered into between and among the parties to In Re Renren, Inc. Derivative Litigation.	6-K	001-35147	99.2	10/8/2021

10.43	Software License Agreement between SaaS Logistics US, Inc. and Guangzhou Yupu Software Technology Co., Ltd.	6-K	001-35147	99.2	4/8/2022

10.44	Amendment to Stipulation of Settlement, dated May 27, 2022, by and among the parties to In Re Renren, Inc. Derivative Litigation	6-K	001-35147	99.2	5/27/2022

10.45	Share Repurchase Agreement, dated May 23, 2023, between Moatable, Inc. (formerly Renren Inc.) and Softbank Group Capital Limited (certain identified information has been excluded from the exhibit because it is both (i) not material, and (ii) the type that the registrant treats as private or confidential)	8-K	001-35147	10.1	5/24/2023

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.46	Share Repurchase Agreement, dated December 29, 2023, between Moatable, Inc. and Softbank Group Capital Limited (certain identified information has been excluded from the exhibit because it is both (i) not material, and (ii) is the type that the registrant treats as private or confidential)	8-K	001-35147	10.1	1/2/2024

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Marcum Asia CPAs LLP					*

23.2	Consent of Yuanhe & Twelve Tables Partners					*

23.3	Consent of Maples and Calder (Hong Kong) LLP					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

97.1	Moatable, Inc. Incentive Compensation Recoupment Policy					*

101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
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

Dated: April 15, 2025

Moatable, Inc.

By:	/s/ Joseph Chen
Joseph Chen
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Scott Stone
Scott Stone
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Chen and Scott Stone, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Moatable, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Chen	Chief Executive Officer and Director	April 15, 2025
Joseph Chen	(Principal Executive Officer)

/s/ Scott Stone	Chief Financial Officer	April 15, 2025
Scott Stone	(Principal Financial and Accounting Officer)

/s/ James Jian Liu	Director	April 15, 2025
James Jian Liu

/s/ Grant Moon	Director	April 15, 2025
Grant Moon

MOATABLE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2024 AND

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 5395)

To the Shareholders and Board of Directors of Moatable, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moatable, Inc. (the “Company”) as of December 31, 2023 and 2024, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2020

New York, NY

April 15, 2025

MOATABLE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2024

(In thousands of US dollars, except share data and per share data)

	As of December 31,
	2023	2024
ASSETS
Current assets
Cash and cash equivalents	$33,913	$26,642
Restricted cash	5,056	5,280
Short-term investments	—	4,980
Accounts receivable, net	2,603	3,705
Amounts due from related parties, net	684	663
Prepaid expenses and other current assets, net	3,928	2,672
Total current assets	46,184	43,942

Non-current assets
Property and equipment, net	6,157	6,105
Intangible assets, net	727	1,927
Goodwill	—	2,658
Long-term investments	15,733	13,286
Right-of-use assets	744	1,340
Other non-current assets	155	210
Total non-current assets	23,516	25,526
TOTAL ASSETS	$69,700	$69,468

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,064	$2,413
Accrued expenses and other current liabilities	12,915	13,615
Operating lease liabilities - current	461	473
Amounts due to related parties	655	623
Deferred revenue	4,322	4,577
Income tax payable	3,381	1,889
Total current liabilities	23,798	23,590

Non-current liabilities
Operating lease liabilities - non-current	189	763
Deferred tax liabilities	—	354
Total non-current liabilities	189	1,117
TOTAL LIABILITIES	$23,987	$24,707

Commitments and contingencies (Note 18)	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 607,424,941 shares issued and 550,232,776 shares outstanding as of December 31, 2023; 710,414,011 shares issued and 632,894,266 shares outstanding as of December 31, 2024	$608	$711
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized; 170,258,970 shares issued and outstanding as of December 31, 2023 and December 31, 2024; each Class B ordinary share is convertible into one Class A ordinary share	170	170
Treasury stock	(2,002)	(2,929)
Additional paid in capital	782,365	784,598
Accumulated deficit	(718,673)	(720,810)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(8,778)	(9,199)

Total Moatable, Inc. shareholders' equity	60,402	59,253

Non-controlling interest	(14,689)	(14,492)

Total equity	45,713	44,761

TOTAL LIABILITIES AND EQUITY	$69,700	$69,468

The accompanying notes are an integral part of these consolidated financial statements.

MOATABLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2024

(In thousands of US dollars, except share data and per share data)

	For the years ended December 31,
	2023	2024
Revenues:
SaaS revenue	$51,918	$63,288
Other services	155	171
Total revenues	52,073	63,459
Cost of revenues:
SaaS business	11,056	15,005
Other services	156	144
Total cost of revenues	11,212	15,149

Gross profit	40,861	48,310

Operating expenses
Selling and marketing	19,840	19,324
Research and development	18,358	19,101
General and administrative	12,599	12,638
Impairment of goodwill	395	—
Impairment of intangible assets	1,500	207
Total operating expenses	52,692	51,270

Loss from operations	(11,831)	(2,960)
Other income, net	2,416	607
Loss from fair value change of a long-term investment	(7,715)	(1,864)
Impairment of long-term investments without readily determinable fair values	—	(685)
Interest income	1,635	1,515
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax	(15,495)	(3,387)
Income tax benefits	6,712	857
Loss before loss in equity method investments and non-controlling interest, net of tax	(8,783)	(2,530)
Impairment on and (loss) income in equity method investments, net of tax	(2,218)	37
Net loss	$(11,001)	$(2,493)
Less: Net loss attributable to non-controlling interests	(919)	(356)
Net loss attributable to Moatable, Inc.	$(10,082)	$(2,137)

Net loss per share:
Net loss per share attributable to Moatable, Inc. shareholders:
Basic and Diluted	$(0.011)	$(0.003)
Weighted average number of shares used in calculating net loss per share attributable to Moatable, Inc. shareholders:
Basic and Diluted	953,320,487	786,102,911

MOATABLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2024

(In thousands of US dollars, except share data and per share data)

	For the years ended December 31,
	2023	2024
Net loss	$(11,001)	$(2,493)

Other comprehensive loss, net of tax
Foreign currency translation, net of nil income taxes	(165)	(307)
Net unrealized gain on available-for-sale investments, net of nil income taxes	—	2
Other comprehensive loss	(165)	(305)
Comprehensive loss	(11,166)	(2,798)
Less: total comprehensive loss attributable to non-controlling interest	(1,257)	(240)
Comprehensive loss attributable to Moatable, Inc.	$(9,909)	$(2,558)

The accompanying notes are an integral part of these consolidated financial statements.

MOATABLE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2024

(In thousands of US dollars, except share data)

										Accumulated
	Class A Ordinary		Class B Ordinary				Additional			other		Non-
	shares		shares		Treasury stock		paid-in	Accumulated	Statutory	comprehensive	Total Moatable	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	reserves	(loss) income	Inc.’s Equity	interest	equity
Balance as of December 31, 2022	832,736,562	$833	305,388,450	$305	—	$—	$779,002	$(698,567)	$6,712	$(8,951)	$79,334	$(13,888)	$65,446
Stock-based compensation	—	—	—	—	—	—	2,525	—	—	—	2,525	442	2,967
Repurchase of Class A ordinary shares	(270,258,971)	(270)	—	—	(57,192,165)	(2,002)	—	(5,975)	—	—	(8,247)	—	(8,247)
Repurchase of Class B ordinary shares	—	—	(135,129,480)	(135)	—	—	—	(3,211)	—	—	(3,346)	—	(3,346)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	173	173	(338)	(165)
Reclassification of additional paid in capital	—	—	—	—	—	—	838	(838)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(10,082)	—	—	(10,082)	(919)	(11,001)
Exercise of share option and restricted shares vesting	44,947,350	45	—	—	—	—	—	—	—	—	45	14	59
Balance as of December 31, 2023	607,424,941	$608	170,258,970	$170	(57,192,165)	$(2,002)	$782,365	$(718,673)	6,712	$(8,778)	$60,402	$(14,689)	$45,713
Stock-based compensation	—	—	—	—	—	—	1,289	—	—	—	1,289	437	1,726
Repurchase of Class A ordinary shares	—	—	—	—	(12,517,920)	(253)	—	—	—	—	(253)	—	(253)
Change of shares withheld for payroll taxes on restricted shares into treasury stock	—	—	—	—	(7,809,660)	(674)	—	—	—	—	(674)	—	(674)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	2	2	—	2
Foreign currency translation, net of nil income taxes	—	—	—	—	—	—	—	—	—	(423)	(423)	116	(307)
Net loss	—	—	—	—	—	—	—	(2,137)	—	—	(2,137)	(356)	(2,493)
Exercise of share option and restricted shares vesting	102,989,070	103	—	—	—	—	944	—	—	—	1,047	—	1,047
Balance as of December 31, 2024	710,414,011	$711	170,258,970	$170	(77,519,745)	$(2,929)	$784,598	$(720,810)	$6,712	$(9,199)	$59,253	$(14,492)	$44,761

The accompanying notes are integral part of these consolidated financial statements.

MOATABLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2024

(In thousands of US dollars)

	For the years ended December 31,
	2023	2024
Cash flows from operating activities:
Net loss	$(11,001)	$(2,493)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	2,967	1,726
Impairment on and loss (income) in equity method investments	2,218	(37)
Amortization of the right-of-use assets	493	596
Depreciation and amortization	437	423
Impairment on goodwill	395	—
Impairment on intangible asset	1,500	207
Fair value change on long-term investment	7,715	1,864
Loss from disposal of subsidiaries	308	—
Provision for credit losses	311	1,349
Reversal of tax payable	(8,767)	(2,585)
Reversal of aged other payables	—	(2,007)
Impairment on long-term investment without readily determinable fair values	—	685

Changes in operating assets and liabilities:
Accounts receivable	(702)	(1,220)
Prepaid expenses and other current assets	(640)	(114)
Inventory	19	—
Other non-current assets	—	(339)
Accounts payable	491	155
Amounts due from/to related parties	(2)	—
Accrued expenses and other current liabilities	1,038	2,330
Deferred revenue	(1)	255
Operating lease liabilities	(509)	(591)
Income tax payable	563	1,093
Net cash (used in) provided by operating activities	(3,167)	1,297

Cash flows from investing activities:
Payment for acquisition of a subsidiary, net of cash acquired	-	(3,450)
Purchases of intangible assets	(96)	(140)
Redemption of short-term investments	24,004	—
Dividend received from equity investment	52	—
Proceeds from disposal of equipment and property	1	—
Purchases of property and refurbishment construction	(927)	(251)
Purchase of short-term investments	—	(4,980)
Purchase of long-term investments	—	(100)
Net cash provided by (used in) investing activities	23,034	(8,921)

Cash flows from financing activities:
Proceeds from exercise of share options	59	1,047
Ordinary share buyback	(11,593)	(253)
Dividend received from stipulation settlement	2,630	—
Net cash (used in) provided by financing activities	(8,904)	794

Net increase (decrease) in cash and cash equivalents and restricted cash	$10,963	$(6,830)
Cash and cash equivalents and restricted cash at the beginning of year	27,960	38,969
Effect of exchange rate changes	46	(217)
Cash and cash equivalents and restricted cash at end of the year	$38,969	$31,922
Reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets
Cash and cash equivalents	$33,913	$26,642
Restricted cash	5,056	5,280
Cash and cash equivalents and restricted cash at the end of the year	$38,969	$31,922

Supplemental schedule of cash flows information:
Interest paid	$—	$—
Income taxes paid	$162	$581

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$933	$1,152
Change of shares withheld for payroll taxes on restricted shares into treasury stock	—	674

The accompanying notes are an integral part of these consolidated financial statements.

MOATABLE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2024

(IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA AND PER SHARE DATA, OR OTHERWISE NOTED)

1.ORGANIZATION AND PRINCIPAL ACTIVITIES

Moatable, Inc. was incorporated in the Cayman Islands. Moatable, Inc., which includes its consolidated subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiaries (collectively referred to as the “Company”) operate two SaaS businesses, Lofty and Trucker Path. Lofty offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain and nurture leads, close transactions, and retain their clients. Trucker Path provides trip planning, navigation, freight sourcing, and a marketplace that offers truckers goods and services to operate their businesses. The Company’s SaaS businesses currently generates the majority of their revenue from the U.S. market , which comprises the majority of the Company’s revenue.

As of December 31, 2024, Moatable, Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

	Later of date		Percentage of
	of incorporation	Place of	legal ownership	Principal
Name of Subsidiaries	or acquisition	incorporation	by Moatable, Inc.	activities
Subsidiaries:
Lofty, Inc.(“Lofty“)	September 7, 2012	Delaware, USA	76.4%	SaaS business
Trucker Path, Inc. (“Trucker Path”)	December 28, 2017	USA	76.1%	SaaS business
Renren Giantly Philippines Inc.	March, 2018	Philippines	100%	SaaS business
Qianxiang Shiji Technology Development (Beijing) Co., Ltd. (“Qianxiang Shiji”)	March 21, 2005	PRC	100%	Investment holding
The Letting Partnership Ltd (“TLP”)	August 30,2024	England and Wales, UK	76.4%	Real estate accounting business

Variable Interest Entity:			…
Beijing Qianxiang Tiancheng Technology Development Co., Ltd. (“Qianxiang Tiancheng”)	October 28, 2002	PRC	N/A	Internet business

Subsidiaries of Variable Interest Entity:
Beijing Qianxiang Wangjing Technology Development Co., Ltd. (“Qianxiang Wangjing”)	November 11, 2008	PRC	N/A	Internet business

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

1.ORGANIZATION AND PRINCIPAL ACTIVITIES - CONTINUED

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries. As of December 31, 2023 and 2024, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,
	2023	2024
Cash and cash equivalents	$3,054	$3,244
Accounts receivable	638	402
Prepaid expenses and other current assets	191	137
Amounts due from related parties, net	684	663

Total current assets	4,567	4,446

Property and equipment, net	79	121
Long-term investments	1,308	—
Right-of-use assets	578	185
Other non-current assets	474	22

Total non-current assets	2,439	328

Total assets	$7,006	$4,774

Accounts payable	$108	$6
Accrued expenses and other current liabilities	6,160	3,870
Operating lease liabilities - current	375	118
Amounts due to related parties	631	623
Income tax payable	397	—

Total current liabilities	7,671	4,617

Operating lease liabilities - non-current	131	—

Total non-current liabilities	131	—

Total liabilities	$7,802	$4,617

	For the Years Ended December 31,
	2023	2024
Revenues	$98	$83
Net loss	$(15,871)	$(11,474)

	For the Years Ended December 31,
	2023	2024
Net cash provided by operating activities	$1,906	$380
Net cash used in investing activities	$(62)	$(190)
Net cash used in financing activities	$—	$—

1.ORGANIZATION AND PRINCIPAL ACTIVITIES - CONTINUED

Prior to the issuance of the Company’s Form 10-Q for the quarter ended September 30, 2024, management discovered that it incorrectly classified a foreign subsidiary as a VIE starting in the period ended June 30, 2023. Accordingly, as of December 31, 2023, total liabilities related to VIEs of $7,802 was incorrectly reported as $11,877 and net loss from VIEs and its subsidiaries of $15,871 was incorrectly reported as $10,339 for the year ended December 31, 2023. The error as of December 31, 2023 and related to the year ended December 31, 2023 has been revised in this consolidated financial statements. There is no impact of this misclassification on the consolidated financial statements.

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

Relevant PRC laws and regulations restrict the VIE from transferring a portion of its net assets, equivalent to the balance of its statutory reserve and its share capital, to the Company in the form of loans and advances or cash dividends. Please refer to Note 16 for disclosure of restricted net assets.

2.REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC (the “2023 Form 10-K”), management of the Company discovered that the sales tax liability was understated as of December 31, 2023 by $2,358 (tax plus interest) related to the prior years of 2021 through 2023.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the adjustments detailed below, and determined the related impact did not materially misstate its previously issued consolidated financial statements as of and for the year ended December 31, 2023. Although the Company concluded that the misstatement was not material to its previously issued consolidated financial statements, the Company has determined it was appropriate to adjust its previously issued consolidated financial statements on a prospective basis to provide appropriate context to stakeholders within the comparative financial statements as of and for the year ended December 31, 2024.

As of December 31, 2023, the omission of accrual of US sales tax liabilities was totaled $2,358, which has impact for the year ended December 31, 2023 by increasing $1,090 for selling expenses and $1,268 for the opening of accumulated deficit.

The following are the relevant line items from the Company’s consolidated balance sheet as of December 31, 2023, consolidated statement of operations and comprehensive loss, and consolidated statements of cashflows for the year ended December 31, 2023, which illustrate the effect of the adjustments to the periods presented:

Opening accumulated deficit as of January 1, 2023

	As
	reported	Adjustments	As adjusted
Accumulated deficit	$(697,299)	$(1,268)	$(698,567)

2.REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS - CONTINUED

Selected consolidated balance sheet information as of December 31, 2023

	As
	reported	Adjustments	As adjusted
Accrued expenses and other current liabilities	$10,557	$2,358	$12,915
Total current liabilities	21,440	2,358	23,798
TOTAL LIABILITIES	21,629	2,358	23,987
Accumulated deficit	(716,315)	(2,358)	(718,673)
Total Moatable, Inc. shareholders’ equity	62,760	(2,358)	60,402
Total equity	48,071	(2,358)	45,713

Selected consolidated statement of operations and comprehensive loss information for the year ended December 31, 2023

	As
	reported	Adjustments	As adjusted
Selling and marketing	$18,750	$1,090	$19,840
Total operating expenses	51,602	1,090	52,692
Loss from operations	(10,741)	(1,090)	(11,831)
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax	(14,405)	(1,090)	(15,495)
Loss before loss in equity method investments and noncontrolling interest, net of tax	(7,693)	(1,090)	(8,783)
Net loss	(9,911)	(1,090)	(11,001)
Net loss attributable to Moatable, Inc.	(8,992)	(1,090)	(10,082)
Comprehensive loss	(10,076)	(1,090)	(11,166)
Comprehensive loss attributable to Moatable, Inc.	(8,819)	(1,090)	(9,909)
Net loss per share attributable to Moatable Inc. shareholders:
Basic and Diluted	(0.009)	(0.001)	(0.010)

Selected consolidated statement of cash flows information for the year ended December 31, 2023

	As
	reported	Adjustments	As adjusted
Net loss	$(9,911)	$(1,090)	$(11,001)
Accrued expenses and other current liabilities	(52)	1,090	1,038

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a).	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(b).	Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the years ended December 31, 2023 and 2024, the Company incurred a loss from operations of $11,831 and $2,960, and used cash of $3,167 in operating activities and provided cash of $1,297 by operating activities, respectively. As of December 31, 2024, the Company had cash and cash equivalents of $26,642, excluding the restricted cash, and a working capital of $20,352. The Company assessed that it has the ability to continue as a going concern for the next 12 months following the issuance date of these financial statements.

(c).Principles of consolidation

The consolidated financial statements of the Company include the financial statements of Moatable, Inc., its subsidiaries, its VIE and VIE’s subsidiaries. All inter-company transactions and balances are eliminated upon consolidation.

(d).Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, valuation allowance for deferred income tax assets.

(e).Business combination

In determining whether a particular set of activities and assets is a business, the Group assesses whether the set of assets and activities acquired includes, at a minimum, an input and substantive process and whether the acquired set has the ability to produce outputs. The Group applies a “screen test” that permits a simplified assessment of whether an acquired set of activities and assets is not a business. The test is met if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.

Transactions in which the acquired is considered a business are accounted for as a business combination as described below. Conversely, transactions not considered as business acquisition are accounted for as acquisition of assets and liabilities. In such transactions, the cost of acquisition is allocated proportionately to the acquired identifiable assets and liabilities, based on their proportionate fair value on the acquisition date. In an assets acquisition, no goodwill is recognized on the acquisition date.

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(f).Cash and cash equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments purchased with original stated maturity of 90 days or less. The Company acts as an agent for its property management clients in managing specific cash and cash equivalents. These amounts are excluded from the accompanying consolidated balance sheets.

(g).Restricted cash

On August 28, 2023, the Company entered into an Escrow Agreement with U.S. Bank National Association to enhance directors and officers’ insurance coverage. The Company set aside $5 million restricted cash into an escrow account with U.S. Bank as required by the contractual agreement with U.S. Bank National Association.

(h).Short-term investments

Short-term investments, which are comprised of US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next 12 months, as available for sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Available-for-sale securities as of December 31, 2023 and 2024 were nil and $4,980, respectively. For the years ended December 31, 2023 and 2024, the change in fair value of available-for-sale securities was recognized in other comprehensive loss amounting to nil and $2, respectively.

(i).Fair value measurements

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

(j).Investments

Equity method investments

Equity investments, primarily investments in limited partnerships (LPs), where the Company is deemed to have influence because it holds a greater than a minor interest are accounted for using the equity method. The Company does not have power to direct the LPs activities as per the Partnership Agreement. As a LP, the Company does not have voting rights or ontrol of the partnership or participating rights over the general partner. Under the equity method, the recorded basis of the investment is adjusted each period for the investor’s pro rata share of the investee’s income or loss. Investments in LPs accounted for using the equity method, whereby the Company’s proportionate share of income or loss is included in impairment on and (loss) income in equity method investments, net of tax.

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

The Company recorded impairment losses on equity method investments of $2,132 and $588 in the impairment on and (loss) income in equity method investments, net of tax in the consolidated statements of operations for the years ended December 31, 2023 and 2024, respectively.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Equity Investments with Readily Determinable Fair Values

Equity investments with readily determinable fair values is investment in publicly-traded company for which the Company does not exercise significant influence and are measured at fair value based on the respective closing stock price at the period end date. Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real-time quotes in active markets. Subsequent changes in fair value are recognized in net gain (loss) on investments on the consolidated statements of operations. The Company recorded loss from fair value changes of long-term investments of $7,715 and $1,864 for the years ended December 31, 2023 and 2024, respectively.

Equity Investments without Readily Determinable Fair Values

Equity investments without readily determinable fair values are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. The Company recorded impairment losses of nil and $685 on equity investments without readily determinable fair values during the years ended December 31, 2023 and 2024, respectively.

(k).Accounts receivable

Accounts receivable are stated at the original amount less an provision for credit loss. Accounts receivable are recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional.

(l). Provision for credit loss

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company evaluates its accounts receivable, and other current receivable included in other current assets for expected credit losses on a regular basis. The Company maintains an estimated provision for credit losses to reduce its receivables to the amount that it believes will be collected. The Company considers factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness, current market conditions, reasonable and supportable forecasts of future economic conditions, and other specific circumstances related to the accounts. The Company determines to use aging schedule method in combination with current situation adjustment as the current expected credit losses (CECL) model to estimate the provision for credit loess. The Company adjusts the provision percentage periodically when there are significant differences between estimated bad debts and actual bad debts. If there is strong evidence indicating that the receivables are likely to be unrecoverable, the Company also makes specific provision in the period in which a loss is determined to be probable. Receivables balances are written off after all collection efforts have been exhausted. For the years ended December 31, 2023 and 2024, the Company recorded $153 and $145 provision for credit loss for accounts receivable, respectively, $158 and $913 provision for credit loss for other receivable, respectively, and nil and $291 provision for credit loss for other non-current assets.

(m).Property and equipment, net

Property and equipment, net is carried at cost less accumulated depreciation and any impairment. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Category	Estimated useful life
Computer & server equipment and application software	2-3 years
Furniture and vehicles	3-5 years
Building	30 years
Land	Indefinite
Leasehold improvements	Over the lesser of the lease term or useful life of the assets

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(n).Intangible assets

Intangible assets consist of computer software, customer relationships, technology and website domain name. Upon acquisition date, the Company performs valuation of the intangible assets arising from business combination to determine the relative fair value to be assigned to each asset acquired. Intangible assets with indefinite useful lives that are acquired separately are carried at cost less accumulated impairment losses. The acquired intangible assets are recognized and measured at fair value upon acquisition date. Intangible assets with useful lives are amortized using the straight-line approach over the estimated economic useful lives of the assets as follows:

Category	Estimated useful life
Computer software	5 years
Customer relationships	3-7 years
Technology platform	8 years
Website domain name	Indefinite
Trade name	3 years

(o).Leases

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

(p).Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets or asset group, including identifiable intangible assets, with determinable useful lives whenever events or changes in circumstances indicate that long-lived asset or asset group’s carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset or asset group against the estimated undiscounted future cash flows associated with it. The long-lived asset or asset group is not recoverable when the sum of the expected undiscounted future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is estimated based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. For the years ended December 31, 2023 and 2024, the Company did not record any impairment losses for long-lived assets or definite-lived intangible assets.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(q).Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.

The Company tests goodwill and intangible assets that are not subject to amortization for impairment annually on December 31, and the Company’s goodwill impairment review involves the following steps: 1) qualitative assessment – evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors the Company considers include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, financial performance, or events specific to that reporting unit. If, or when, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, the Company would move to the quantitative method; 2) quantitative assessment –the Company performs the quantitative fair value test by comparing the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

The Company recorded goodwill impairment of $395 and nil for the years ended December 31, 2023 and 2024.

Certain of the Company’s domain names have been assigned an indefinite life as the Company currently anticipate that they will contribute cash flows to the Company indefinitely. The Company evaluates indefinite-lived intangible assets as at each reporting period or more frequently if events or changes in circumstances indicate that it might be impaired to determine whether events and circumstances continue to support indefinite useful lives. The value of indefinite-lived intangible assets is not amortized, but tested for impairment annually on December 31 or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired in accordance with ASC 350. The Company first performs a qualitative assessment to assess all relevant events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. If after performing the qualitative assessment, the Company determines that it is more likely than not that the indefinite-lived intangible asset is impaired, the Company calculates the fair value of the intangible asset and performs the quantitative impairment test by comparing the fair value of the asset with its carrying amount. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are: forecasted revenue growth rates; estimated future cash flows; and the market-participant discount rates. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to that excess. $1,500 and $207 impairment for intangible assets with indefinite life was recorded for the years ended December 31, 2023 and 2024, respectively.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(r).Revenue recognition

The Company recognizes revenue when control of the good or service has been transferred to the customer, generally upon delivery to a customer. The contracts have a fixed contract price and revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company collects sales taxes and value-added taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in revenues and cost of revenues. The Company generally expenses sales commissions when incurred because the amortization period is less than one year. These costs are recorded within selling and marketing expenses. The Company does not have any significant financing payment terms as payment is received at or shortly after the point of sale.

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

SaaS revenue: SaaS revenue mainly includes the revenue generated from  (1) subscription services, (2) advertising services provided by Lofty and Trucker Path, and (3) other SaaS revenue.

Subscription services

For Lofty’s subscription services, the Company identified one promised service in the service contract, providing the use rights to the customer relationship management service platform (“CRM services”) to the customers. The Company promises to provide a series of distinct but substantially same CRM services, which was deemed as a single performance obligation to transfer to customers. Therefore, the Lofty’s subscription services are considered as a single performance obligation. Users of Lofty can choose the package of CRM they need, and the consideration is fixed. The Company typically invoices its customers monthly. Based on the Company’s historical experience, refunds range approximately 1% - 2% of total Lofty’s subscription services. Considering the estimated sales return amount was immaterial, the Company did not accrue any refunds for the years ended December 31, 2023 and 2024, but recorded when the refunds actually incurred as net of revenue. As the customer simultaneously receives and consumes the benefits from the services provided by the Company, the Company recognizes revenue over the life of the subscription.

For Trucker Path’s subscription services, the identified service provided by the Company is mainly membership service of access to the Trucker Path and Truckloads app, and certain paid functions. The Company promises to provide a series of distinct but substantially same subscription services, which was deemed as a single performance obligation to transfer to customers. As Trucker Path and Truck Loads app are free for all users and different membership is optional, consideration exists only when the users choose to be which kind of membership. The Company fixes a price for subscription services on the platform, that is, the standalone selling price has been determined on the platform. And there is no variable consideration in the transaction. As the refunds were immaterial based on the Company’s historical experience, the Company did not accrue the refunds for the years ended December 31, 2023 and 2024, as they recorded when the refunds actually incurred as net of revenue. In addition, refunds for any purchased Trucker Path subscription services will only occur within 7 days from the original purchase date. Any refunds requested after that 7-day period has expired will be denied. The Company retains the right to not issue a refund depending on usage of said services and other factors even within that 7-day period. As the customer simultaneously receives and consumes the benefits from the services provided by the Company, the Company recognizes revenue over the life of the subscription, which generally ranges from one month to twelve months based on what subscription package the customers choose.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Advertising services

For Lofty’s advertising service, the performance obligation is to provide advertising services to the customers who need to display their advertisements on third parties’ websites in exchange for consideration payments. The buyer lead package (prepaid advertising package) is determined by users, and the Company acts as an agent and will display their advertisements on third party platforms until the advertising budget is consumed. The Company recognized revenue as a fixed percentage of the customer’s advertising budget. Based on historical records, refunds were deemed immaterial so that the Company did not accrue any refunds for the years ended December 31, 2023 and 2024, as they record when the refunds actually incurred as net of revenue. The revenue is recognized over the period in which the advertisement is displayed, as the customer simultaneously receives and consumes the benefits from the services provided by the Company.

For Trucker Path’s advertising service, the performance obligation is to place advertisements of customers who need to put advertising on Trucker Path’s platform to promote themselves. The transaction price is fixed and determined by the Company and agreed to by the customer. The Company acts as a principal and recognizes the revenue in the gross amount over the period in which the advertisement is displayed.

Other SaaS services

Other SaaS revenue primarily consists of fuel program revenue from the Trucker Path segment. The Company provides promotional and pricing support services for Merchant’s fuel stations on Trucker Path’s Mobile App offering competitive fuel pricing to drivers. The Company acts as an agent as the Company does not obtain control of the fuel before control transfer to the drivers.  The Company recognizes the revenue at a point in time upon delivery of the Company’s service when the driver complete the fuel purchase at the Merchant’s fuel stations. Also included are revenues related to bookkeeping and operations management solutions to property managers and landlords to serve the property management market with SaaS products and services.  This revenue is recognized over the period of contract.

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The following tables disaggregate revenue by subscription, advertising, and other services:

	For the Years Ended December 31,
	2023	2024

	(In thousands of US$)
Lofty
Subscription services	$27,164	$32,202
Advertising services	1,488	1,495
Other SaaS services	206	1,451
Subtotal	$28,858	$35,148
Trucker Path
Subscription services	$21,063	$26,177
Advertising services	1,830	1,665
Other SaaS services	167	298
Subtotal	$23,060	$28,140
Other Operations
Other services	$155	$171

Total revenues	$52,073	$63,459

	For the years ended December 31,
	2023	2024

	(In thousands of US$)
Timing of revenue recognition
Over time	$51,906	$63,161
At a point in time	167	298
Total revenue	$52,073	$63,459

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. A contract asset is recorded when the Group has transferred services to the customer before payment is received or is due, and the Group’s right to consideration is conditional on future performance or other factors in the contract. There were no contract assets recorded as of December 31, 2023 and 2024.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS services. The Company’s total deferred revenue was $4,322 and $4,577 as of December 31, 2023 and 2024, respectively, which is substantially recognized as revenue within one year. Revenue recognized in the period that was included in the beginning of the period contract liability balance were $4,323 and $3,931 for the years ended December 31, 2023 and 2024, respectively.

(s).Cost of revenues

Cost of revenues consists of costs directly related to SaaS business and other services. The major cost components include merchant fees, print services, commission costs paid to third party distributors of the Company’s software such as Apple App and Google Play Stores, and bandwidth costs paid to telecommunications carriers for hosting of servers.

(t).Income taxes

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Valuation allowance is provided against deferred tax assets when the Company determines that it is more-likely-than-not that the deferred tax assets will not be utilized in the future. The Company’s assessment incorporates both positive and negative evidence, with particular consideration given to the nature, frequency and severity of recent losses and forecasts of future profitability. These assumptions require significant judgment, and the forecasts of future taxable income are consistent with the plans and estimates the Company are using to manage the underlying businesses.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred.

As a result of the Tax Act, the Company has evaluated whether it has an additional tax liability from the Global Intangible Low Taxed Income (“GILTI”) inclusion on current earnings and profits of its foreign controlled corporations. The law also provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, which effectively reduces the tax rate on the foreign income to 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. As of December 31, 2024, the Company does not have any aggregated positive tested income; and as such, did not record a liability for GILTI tax.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2023 and 2024.

(u).Financial instruments

Financial instruments include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, long-term investments, amounts due from/to related parties, accounts payable, and short-term debt.

(v).Selling and marketing expenses

Selling and marketing expenses are primarily salaries, benefits and commissions for the Company’s sales and marketing personnel, online advertising, and other advertising and promotion expenses.

(w).Research and development expenses

Research and development expenses are primarily incurred for research and development personnel of new services, features, and products for the Company’s SaaS business, to curate and append data to our applications, as well as to further improve the Company’s technology infrastructure to support these businesses. The Company expenses all research and development costs when incurred.

(x).General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits for the Company’s general and administrative personnel, fees and expenses for third-party professional services.

(y).Foreign currency translation

The functional and reporting currency of the Company is the United States dollar (“US dollar”). The financial records of the Company’s subsidiaries and VIE located in the PRC, Hong Kong, United Kingdom, Poland and Philippines are maintained in their local currencies, Renminbi (“RMB”), Hong Kong Dollar (“HKD”), British Pound Sterling (“GBP”), Polish Zloty (“PLN”) and Philippines Peso (“PHP”), respectively, which are also the functional currencies of these entities.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The Company’s entities with functional currency of RMB, HKD, GBP, PLN and PHP translate their operating results and financial positions into US dollars, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Equity amounts are translated at historical exchange rates. Revenues, expenses, gains and losses are translated using the average rates for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as accumulated other comprehensive loss.

(z).Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. For the years presented, comprehensive loss includes net loss, foreign currency translation adjustments and net unrealized gain on available-for-sale investments. For the years ended December 31, 2023 and 2024, comprehensive income related to net unrealized gain on available-for-sale investments were nil and $2, respectively.

(aa).Share-based compensation

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

(ab). Loss per share

Basic loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

Diluted loss per ordinary share reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares. The Company had stock options and non-vested restricted shares, which could potentially dilute basic earnings per share in the future. All stock options and nonvested restricted shares in the diluted loss per ordinary share computation were excluded in periods of net loss for the years ended December 31, 2023 and 2024, as their impact is anti-dilutive.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(ac). Treasury shares

Treasury shares represents ordinary shares repurchased from the public market or specific shareholders (e.g., SoftBank) that are no longer outstanding and are held by the Company. The repurchase of ordinary shares is accounted for under the cost method whereby the entire cost of the acquired share is recorded as treasury shares. The cost of treasury shares is reclassified to “additional paid-in capital” when it is re-issued for the purpose of share options exercised and share awards. When the treasury stock is retired, an excess of repurchase price over par is allocated into additional paid-in capital.

(ad). Recently issued accounting guidance

Recently accounting pronouncement adopted

In November 2023, the FASB issued ASU 2023-07, which modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this ASU on a retrospective basis for the annual reporting period of the fiscal year beginning January 1, 2024 , which did not have a material impact on the consolidated financial statements but resulted in certain additional disclosures as required by the revised ASU. See Note 16.

Recently issued accounting pronouncement not yet adopted

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Entities may apply the amendments prospectively or may elect retrospective application. The Company is in the process of evaluation the impact of adopting this new guidance on its consolidated financial statement.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about an entity’s expenses including more detailed information about the types of expenses in commonly presented expense captions. At each interim and annual reporting period, entities will disclose in tabular format disaggregating information about prescribed categories underlying relevant income statement captions, as well as the total amount of selling expense and a description of the composition of its selling expense. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Public business entities are required to adopt the ASU prospectively. However, public business entities are permitted to apply the amendments in the ASU retrospectively. The Company is in the process of evaluation the impact of adopting this new guidance on its consolidated financial statement.

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s consolidated results of operations or financial position.

4.SIGNIFICANT RISKS AND UNCERTAINTIES

Foreign currency risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Cash and cash equivalents of the Company included aggregate amounts of $5,359 and $4,228 on December 31, 2023 and 2024, respectively, which were denominated in RMB.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable and amounts due from related parties. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. Cash are held at multiple financial institutions. The Company has diversified its holding banks to reduce the impact of bank failures, on its uninsured deposits and to facilitate international operations. The Company believes there is minimal risk relative to its cash and investment accounts.

There were no customers that accounted for 10% or more of total revenue for the years ended December 31, 2023 and 2024. There were no customers or vendors that accounted for 10% or more of accounts receivable and accounts payable, respectively, for the years ended December 31, 2023 and 2024.

5.ACQUISITION

On August 30, 2024, for the purpose of entering into the rental property management business, the Company acquired 100% equity interest of The Letting Partnership Ltd (“TLP”) from a third party for a cash consideration of £3,320 (approximately $4,394), including £2,700 (approximately $3,602) due at closing, £300 (approximately $383) due within 90 days after closing and a working capital adjustment of £320 (approximately $409). As of December 31, 2024, the total cash consideration has been fully paid.

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

The following table summarizes the acquisition date fair values of the assets and liabilities acquired as of August 30, 2024 (in thousands). The purchase price allocation is subject to subsequent measurement period adjustments.

Amount
USD
Cash consideration	$4,394

Current assets (1)	1,181
Property, plant and equipment, net	58
Intangible assets (2)	1,467
Other non-current assets	7
Deferred tax liabilities	(370)
Current Liabilities	(760)
Total Identifiable Net Assets	1,583
Goodwill (3)	$2,811

(1)Among which, cash acquired from acquisition of TLP was $944.

(2)The intangible assets, including the customer relationship, were valued using the multi-period excess earning method under income approach, which represents the excessive earnings generated by the asset that remains after a deduction for a return on other contributory assets. The estimated useful life of the customer relationship is 7 years.

(3)Goodwill arose in the acquisition of TLP was attributable to the benefit of expected synergies, revenue growth, future market development and the assembled workforce as of the date of acquisition and assigned to the Lofty segment as a separate TLP reporting unit. These benefits are not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill arising from the acquisition is not expected to be deductible for tax purposes.

The net revenue and net loss of TLP since the acquisition date and that were included in the Company’s consolidated statements of operations for the years ended December 31, 2024 are $1,031 and $110, respectively.

Pro forma results of operations for the TLP acquisition have not been presented as they are not material to the Company’s consolidated results.

6.PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2023	2024
Land and building	$5,899	$5,899
Computer & server equipment and application software	2,140	2,397
Furniture and vehicles	194	197
Leasehold improvements	595	285
Total	8,828	8,778
Less: accumulated depreciation	(2,671)	(2,673)
Property and equipment, net	$6,157	$6,105

Depreciation expenses were $262 and $287 for the years ended December 31,2023 and 2024, respectively.

7.INTANGIBLE ASSETS, NET

	As of December 31,
	2023	2024
Website domain name	$24	$24
Technology platform	768	560
Customer relationships	610	2,152
Computer software	144	144
Trade name	540	540
Intangible assets, gross	2,086	3,420
Accumulated amortization	(1,359)	(1,493)
Intangible assets, net	$727	$1,927

Amortization expenses for the years ended December 31, 2023 and 2024 were $175 and $136, respectively. The Company made impairment of intangible assets of $1,500 and $207 for the years ended December 2023 and 2024, respectively. The following schedule, by fiscal years, of amortization amount of intangible assets, excluding non-amortizable intangible assets, as of December 31, 2024:

2025	$283
2026	271
2027	252
2028	205
2029	200
2030	200
Thereafter	516
Total	$1,927

8.LONG-TERM INVESTMENTS

		As of December 31,
	Note	2023	2024
Equity method investments:
Fundrise, L.P.	(i)	$12,504	$13,129
Other	(ii)	600	—
Total equity method investments		13,104	13,129

Equity investment with readily determinable fair values
Kaixin Auto Holdings	(iii)	$1,921	$57

Equity investment without readily determinable fair values
Suzhou Youge Interconnection Venture Capital Center	(iv)	708	—
Other		—	100
Total equity investments without readily determinable fair values		708	100

Total long-term investments		$15,733	$13,286
(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2023 and 2024 and recognized its share of gain of $419 and $625 for the years ended December 31, 2023 and 2024, respectively.
(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,569 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2023 and 2024 and recognized its share of loss of $590 and $nil for the years ended December 31, 2023 and 2024, respectively. The Company recognized an impairment loss of $2,132 and $588 for the years ended December 31, 2023 and 2024.
(iii)	As of December 31, 2024, the Company’s equity interest in Kaixin decreased to 2.39%. For the years ended December 31, 2023 and 2024, the Company recognized a $7,715 and $1,864 unrealized loss as a change of fair value to the investment of Kaixin, which was booked in loss from fair value change of a long-term investment. As of December 31, 2024, the market value of the Company’s equity investment in Kaixin Auto Holdings decreased to $0.1 million from $1.9 million as of December 31, 2023. The decrease in value is a result of a change in the quoted share price.
(iv)	In June 2016, the Company entered into an agreement to purchase limited partnership interest of Suzhou Youge for a total consideration of RMB5,000,000 and held 2.98% equity interest. The Company acts as “General Partner” of Suzhou Youge, L.P. For the year ended December 31, 2024, the Company recognized an impairment loss of $685.

9.GOODWILL

Amount
Balance as of January 1, 2023	$547
Impairment	(395)
Disposal of subsidiaries	(166)
Exchange difference	14
Balance at of December 31, 2023	$—
Addition(i)	2,811
Exchange difference	(153)
Balance at of December 31, 2024	$2,658
(i)	The addition of goodwill was due to the acquisition of The Letting Partnership Ltd on August 30, 2024.

10.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2023	2024
Other tax payable[1]	$5,595	$6,907
Employee payroll and welfare	2,473	2,281
Accrued professional fee and marketing expense	1,718	2,910
Other payable related to legacy business	2,101	—
Others	1,028	1,517
Total	$12,915	$13,615

1 Sales tax payable was $2,358 and $3,652 as of December 31, 2023 and 2024, respectively.

11.OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases expire through 2024 and are renewable upon negotiation.

For the year ended December 31, 2024, cash paid for amounts included in the measurement of lease liabilities was $591.

The operating lease cost and short-term lease cost for the years ended December 31, 2023 and 2024 were as follows:

	For the years ended December 31,
	2023	2024
Selling expenses	$128	$83
Research and development expenses	285	536
General and administrative expenses	285	77
Total operating lease cost	698	696

Short-term lease cost	101	119

Total lease cost	$799	$815

The weighted average remaining lease term as of December 31, 2023 and 2024 was 1.64 and 3.73 years, and the weighted average discount rate of the operating leases was 10.30% and 5.08%.

Maturities of lease liabilities as of December 31, 2024 were as follows:

Operating Lease
2025	$517
2026	338
2027	270
2028	45
2029	38
After	125
Total undiscounted lease payment	1,333
Less: Imputed interest	(97)
Present value of lease liabilities	$1,236

12.INCOME TAXES

The Company and subsidiaries incorporated in the Cayman Islands are not subject to income or capital gains taxes under the current laws of the Cayman Islands.

The Company’s subsidiaries incorporated in the US are subject to state income tax and federal income tax at different tax rates, depending upon taxable income levels. The U.S. federal statutory tax rate is 21%.

The Company’s subsidiaries incorporated in Hong Kong are subjected to Hong Kong profits tax. With effect from April 1, 2018, a two-tiered profits tax rate regime applies. The profits tax rate for the first HKD 2 million of corporate profits is 8.25%, while the standard profits tax rate of 16.5% remains for profits exceeding HKD 2 million. In fiscal year ended December 31, 2023 and 2024, the Hong Kong subsidiary Renren Giantly Limited and Renren Game Hongkong Limited had immaterial assessable profit or loss.

Renren Giantly Philippines Inc was established in 2018 and incorporated in the Philippines, which is subject to 30% enterprise income tax rate for the years ended December 31, 2020, and decreased to 25% for the years ended December 31, 2023 and 2024. Renren Giantly Philippines Inc did not have taxable income and no income tax expense was provided for in the fiscal years ended December 31, 2023 and 2024.

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

The Company’s subsidiaries and VIE located in the PRC had aggregate accumulated deficits as of December 31, 2024. Accordingly, no deferred tax liability had been accrued for the Chinese dividend withholding taxes as of December 31, 2024.

The current and deferred component of income tax expenses which were attributable to the Company’s PRC subsidiaries, VIE, and VIE’s subsidiaries, are as follows:

	For the Years Ended December 31,
	2023	2024
Current income tax benefit	$(6,712)	$(857)
Deferred income tax expenses	—	—
Total income tax benefit	$(6,712)	$(857)

12.INCOME TAXES - CONTINUED

The principal components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2024
Deferred tax assets:
Provision for credit loss	$4,457	$4,396
Write-down for inventory	52	52
Allowance for prepaid expenses and other current assets	4,462	4,324
Capitalized R&D costs	2,018	4,834
Accrued payroll and welfare	135	121
Provision of amount due from a related party	576	558
Accrued liabilities	2,459	2,551
Advertising fee	516	500
Employee education fee	2	2
Goodwill and intangible asset impairment	6,587	6,391
Depreciation and amortization	—	27
Impairment of equity method investments	—	(145)
Impairment of long-term investments without readily determinable fair values	—	(171)
Net operating loss carry forwards	16,952	13,160
Total deferred tax assets	38,216	36,600
Less valuation allowance	(38,216)	(36,600)

Deferred tax assets, net	$—	$—

Deferred tax liabilities:
Intangible assets acquired from business combination	—	354
Total deferred tax liabilities	$—	$354

The roll forward of valuation allowances of deferred tax assets for the year ended December 31, 2024 were as follows:

For the Year Ended
December 31, 2024
Balance as of beginning of year	$(38,216)
Addition	(3,453)
Expiration of NOL	1,304
Prior year true-up	(460)
Utilization of deferred tax assets	3,433
Decrease relating to disposal of entities	109
Foreign currency translation adjustments	683
Balance as of end of year	$(36,600)

12.INCOME TAXES - CONTINUED

The Company operates through multiple subsidiaries, VIE, and the VIE’s subsidiaries. The valuation allowance is considered on an individual entity basis. The subsidiaries, VIE, and VIE’s subsidiaries have total deferred tax assets related to net operating loss carry forwards of $16,952 and $13,160 as of December 31, 2023 and 2024, respectively. The Company assessed the available evidence to estimate if sufficient future taxable income would be generated to use the existing deferred tax assets. As of December 31, 2023 and 2024, valuation allowances were established because the Company believes that it is more likely than not that its deferred tax assets will not be realized as it does not expect to generate sufficient taxable income in the near future. As of December 31, 2024, the Company had net operating losses of $3,330 from China and Philippines subsidiaries, which can be carried forward to offset future taxable profit. Net operating losses of $950, $932, $1,062, $205 and $181 will expire by 2025, 2026, 2027, 2028 and 2029 respectively, if not utilized. As of December 31, 2023 and 2024, the Company had federal net operating loss of approximately $54,240 and $45,339, respectively, and state net operating loss carryforwards of approximately $17,758 and $40,306, respectively. The Company files state tax returns in Arizona and California. For the federal income tax, the federal net operating losses incurred after 2017 are limited to 80% of taxable income and do not have an expiring date. For the state income tax, the net operating loss begins to expire starting in the year of 2032 for the two states. Pursuant to Section 382 of the Internal Revenue Code, utilization of net operating losses and credits may be subject to annual limitations due to changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. As of December 31, 2023 and 2024, the Company estimates that there has not been a change of control under Section 382 but no formal study has been completed. The Company will continue to monitor trading activity in our shares which may cause an ownership change.

(Loss) income before provision for income tax is attributable to the following geographic locations for the years ended December 31, 2023 and 2024:

	For the Years Ended December 31,
	2023	2024

United States	$(3,085)	$4,252
Foreign	(12,410)	(7,639)
Total loss before provision of income tax	$(15,495)	$(3,387)

12.INCOME TAXES - CONTINUED

A reconciliation of the income tax amount computed by applying the U.S. statutory federal income tax rate (21% in 2023 and 2024) to loss before the provision of income taxes and the actual provision for income taxes is as follows:

	For the Years Ended December 31,
	2023	2024

Loss before provision of income tax	$(15,495)	$(3,387)
U.S. federal statutory income tax rate	21%	21%
Income tax at statutory rate	(3,254)	(712)
Reversal of tax payable	(7,467)	(2,585)
Return to provision true up	—	181
State taxes, net of federal effect	—	799
Prior year true-up	3,526	(573)
Net operating loss not applicable for carryforward	1,573	1,114
Non-deductible expenses	1	2
Non-deductible expenses related to share-based compensation	624	362
Non-taxable loss from fair value loss of a long-term investment	1,620	260
Effect of income tax rate differences in jurisdictions other than the US	1,754	1,043
Effects of Company cancellation*	—	185
Changes in valuation allowance	(5,089)	(933)
Income tax benefits	$(6,712)	$(857)

* The Company’s subsidiaries, Beijing Woxiu Information Technology Co., Ltd. (“Woxiu”) and Juyou Interactive (Beijing) Technology Development Co., Ltd. (“Juyou Interactive”), were deregistered on October 16, 2024, and August 9, 2024, respectively.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. Tax years after 2020 for the U.S. federal jurisdiction and 2018 for PRC subsidiaries, VIE, and VIE’s subsidiaries remain subject to tax examination as of December 31, 2024, at the tax authority’s discretion. For the year ended December 31, 2024, the Company reversed the income tax payable amounted of $2,585 which has passed five years from original accrual date.

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2024, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the year ended December 31, 2024, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

13.ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the years ended December 31, 2023 and 2024, 44,947,350 and 102,989,070 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation, respectively.

13.ORDINARY SHARES - CONTINUED

Stock Repurchase

Stock Repurchase from public market

On November 7, 2022, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate of $10.0 million of the Company’s Class A ordinary shares, par value $0.001 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices under ordinary principles of best execution within one year after commencement (the “Stock Repurchase Program”). The Stock Repurchase Program took effect on January 16, 2023. On October 13, 2023, the Board approved an extension and extra funding of the existing Stock Repurchase Program whereby the expiration date was extended to December 31, 2024 and the authorized repurchase amount was increased from $10.0 million to $15.0 million. On November 18, 2024, the Board approved an extension of the existing Stock Repurchase Program until December 31, 2026.

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

For the years ended December 31, 2023 and 2024, the Company repurchased 1,270,937 ADS and 278,176 ADSs, representing 57,192,165 and 12,517,920 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $2,002 and $253 on the open market, at a weighted average price of $1.58 and $0.91 per ADS and recorded as treasury stock.

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

13.ORDINARY SHARES - CONTINUED

The following table sets forth repurchase activity under the Stock Repurchase Program from inception through December 31, 2024:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
	ADSs Purchased	Paid Per ADS	Programs	Programs
Periods
January 2024:
Open market purchases	58,286	$0.97	$57	$3,350
February 2024:
Open market purchases	49,299	$0.90	$44	$3,306
March 2024:
Open market purchases	70,001	$0.77	$54	$3,252
April 2024:
Open market purchases	36,131	$0.52	$19	$3,233
May 2024:
Open market purchases	17,302	$0.75	$13	$3,220
November 2024:
Open market purchases	8,857	$1.13	$10	$3,210
December 2024:
Open market purchases	38,300	$1.47	$56	$3,154
Total	278,176		$253

Change of Shares withheld for payroll taxes on Restricted Stock Units (“RSU”) into treasury stock

The Company entered into an employee stock option service agreement January 1, 2021, (the “ESOP Agreement”) with The Core Group (“Core”), pursuant to which Core withheld ADSs for the payroll tax liabilities from the employees. The Company used excess cash on hand to remit payroll tax liabilities on behalf of optionees and recorded a receivable. Due to the Stock Repurchase Program, management decided not to sell shares in the open market to settle the receivable. In fiscal year 2024, the Company decided to settle the receivable by changing ADSs withheld for the payroll taxes into treasury stock, which were 173,548 ADSs in the aggregate, representing 7,809,660 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $674, at a weighted average price of $3.89 per ADS.

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

The following table summarizes information with respect to share options outstanding as of December 31, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	11,250,000	9.49	$0.01	$0.01	1,640,625	9.49	$0.01	$0.01
	11,250,000			$0.01	1,640,625			$0.01

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2023	91,646,055	$0.01

Granted	11,250,000	$0.01
Exercised	(91,646,055)	$0.01

Balance, December 31, 2024	11,250,000	$0.01

Exercisable, December 31, 2024	1,640,625	$0.01

Expected to vest, December 31, 2024	9,609,375	$0.01

Share-based compensation is based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method. For the years ended December 31, 2023 and 2024, respectively, the Company granted an aggregate of nil and 11,250,000 options to Joseph Chen, the chairman and the chief executive of the Company to compensate for his service, respectively. The options granted in fiscal year 2024 were under the 2021 Plan. The weighted average grant-date fair value of the options granted during the period presented was $0.01 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

14.SHARE-BASED COMPENSATION - CONTINUED

For employee stock options, the Company recorded share-based compensation of nil and $24.0 for the years ended December 31, 2023 and 2024, respectively, based on the fair value on the grant dates over the requisite service period of award using the straight-line method.

For the years ended December 31, 2023 and 2024, there was no share-based compensation recorded for non-employee options.

As of December 31, 2024, there was $139.0 unrecognized share-based compensation expense relating to share options. This amount is expected to be recognized over a weighted - average vesting period of 3.42 years.

In determining the fair value of share options, a binomial option pricing model is applied. Assumptions used to estimate the fair values of the share options granted or modified were as follows:

For the Years ended December 31, 2024
Moatable, Inc.
Risk-free interest rate (1)	4.56%
Volatility (2)	53.8%
Expected term (in years) (3)	9.49
Exercise price (4)	0.01
Dividend yield (5)	0.00%
Fair value of underlying ordinary share (6)	0.02

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

14.SHARE-BASED COMPENSATION - CONTINUED

Moatable, Inc. Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2023	20,538,376	$0.07

Granted	1,313,865	$0.05
Vested	(11,343,015)	0.08
Forfeited	(8,016,151)	$0.06

Outstanding as of December 31, 2024	2,493,075	$0.03

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares of $2,525 and $1,265 for the years ended December 31, 2023 and 2024, respectively.

Total unrecognized compensation expense amounting to $1,213 related to nonvested restricted shares granted as of December 31, 2024. The expense is expected to be recognized over a weighted-average period of 0.81 years.

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

During 2024, Lofty granted an aggregate of 7,800 options under 2021 Lofty Plan to Joseph Chen, the chairman and the chief executive of the Company, Scott Stone, the chief financial officer of the Company. The weighted average grant-date fair value of the options granted during the period presented was $31.28 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

14.SHARE-BASED COMPENSATION - CONTINUED

During, 2024, Trucker Path granted an aggregate of 9,900 options under 2021 Trucker Path Plan to Joseph Chen, the chairman and the chief executive of the Company, Scott Stone, the chief financial officer of the Company, and other officers and employees as compensation for their services. The weighted average grant-date fair value of the options granted during the period presented was $29.57 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

The Company recorded share-based compensation expense for Lofty and Trucker Path for the years ended December 31, 2023 and 2024 as follows, based on the fair value on the grant dates over the requisite service period of award using the straight-line method.

	For the Years ended December 31,
	2023	2024
Lofty	$188	$179
Trucker Path	$254	$258

As of December 31, 2024, there were $516 and $512 unrecognized share-based compensation expense relating to share options of Lofty Plan and Trucker Path Plan, respectively. This amount is expected to be recognized over a weighted-average vesting period of 2.82 and 2.29 years for Lofty Plan and Trucker Path Plan, respectively.

In determining the fair value of share options, a binomial option pricing model is applied. Assumptions used to estimate the fair values of the share options granted or modified were as follows:

	For the Years ended December 31, 2024
	Lofty	Trucker Path
Risk-free interest rate (1)	4.48%	3.88%
Volatility (2)	44.03%-44.05%	48%-49%
Expected term (in years) (3)	10.13-10.15	10-10.15
Exercise price (4)	33.48	64.70
Dividend yield (5)	0.00%	0.00%
Fair value of underlying ordinary share (6)	26.67-32.00	19.16-36.67

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

The following table summarizes information with respect to share options outstanding of Lofty Plan as of December 31, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00, 33.48 and 73.35	46,748	8.43	$30.79	$34.97	34,659	6.72	$26.27	$44.44
	46,748			$34.97	34,659			$44.44

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2023	47,673	$28.03	$14.41
Granted	7,800	$33.48	$31.28
Exercised	(7,150)	$6.00	$3.77
Forfeited	(1,575)	$73.35	$33.48
Balance, December 31, 2024	46,748	$30.79	$18.21
Exercisable, December 31, 2024	34,659	$26.27
Expected to vest, December 31, 2024	12,089	$43.74

The following table summarizes information with respect to share options outstanding of Trucker Path Plan as of December 31, 2024:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00, 64.70 and 133.00	49,015	7.16	$57.96	$34.50	36,253	6.49	$48.20	$46.65
	49,015			$34.50	36,253			$46.65

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2023	48,649	$46.01	$22.81
Granted	9,900	$64.70	$29.57
Exercised	(9,534)	$4.00	$2.00
Balance, December 31, 2024	49,015	$57.96	$28.23
Exercisable, December 31, 2024	36,253	$48.20
Expected to vest, December 31, 2024	12,762	$85.37

14.SHARE-BASED COMPENSATION - CONTINUED

The total amount of share-based compensation expense for options, nonvested restricted shares of the Company and Lofty and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows:

	For the Years ended December 31,
	2023	2024
Selling and marketing	$149	$1,067
Research and development	723	520
General and administrative	2,095	139
Total share-based compensation expense	$2,967	$1,726

There was no income tax benefit recognized in the statements of operations for share-based compensation for the years ended December 31, 2023 and 2024.

15.RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth the related parties and their relationships with the Company:

	Name	Relationship
(a)	Infinities Technology (Cayman) Holding Limited (“Infinities”)	Equity investment of the Company
(b)	Oak Pacific Investment (“OPI”) and its subsidiaries	An entity controlled together by chief executive officer and one of our independent board member, and its subsidiaries.

Amounts due from related parties

As of December 31, 2023 and 2024 amounts due from related parties including both current and non-current were as follows:

		As of December 31,
	Note	2023	2024
Infinities	(i)	671	650
OPI and its subsidiaries		13	13
Total		$684	$663

15.RELATED PARTY BALANCES AND TRANSACTIONS - CONTINUED

(i)	The balance represents the receivable from Infinities in connection with the disposition of the SNS business. In November 2018, the Company’s Board of Directors approved a proposal for the sale of its SNS Business to Beijing Infinities for a combined consideration of $20,000 in cash and $40,000 in the form of Beijing Infinities shares to be issued to the Company. The Company collected $6,866 in 2019, however, by December 31, 2019, Beijing Infinities failed to make payments under the agreed extended repayment plan. Based on assessment of the collectability, the Company provided an allowance of $12,408 for the receivable. Additionally, the shares receivable in the form of Infinites Technology (Cayman) Holding Limited, which is the holding company of Beijing Infinities, were received as of December 31, 2020 and were recorded as long-term investments in the consolidated balance sheets as of December 31, 2020.

Amounts due to related parties

	As of December 31,
	2023	2024
Infinities	$643	$623
OPI and its subsidiaries	12	—
Total	$655	$623

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

The Lofty segment includes the Company’s all-in-one real estate sales acceleration and client lifecycle management platform. The Trucker Path segment includes the Company’s driver-centric online transportation management platform. The Company’s operating structure also includes Corporate, which is a center focusing on strategic initiatives, policy, governance and the scaling of global operations, and a platform services organization supporting operating units, global marketing category leadership teams and the center by providing efficient and scaled global services and capabilities, including, but not limited to, transactional work, data management, consumer analytics, digital commerce and social/digital hubs.

Chief Operating Decision Maker and Method of Determining Segment Income or Loss

The Company’s CODM is Joseph Chen, the chairman and the chief executive of the Company. The CODM assesses the performance of operating segments primarily based on net operating revenues and operating income (loss). These metrics guide strategic operating decisions and resource allocation across the Company. Segment operating income is calculated consistently with the methodology used for consolidated operating income. Decisions made at this level encompass, but are not limited to, setting annual business plan targets and allocating capital expenditures, all of which are aligned with the Company’s long-term growth objectives. Income taxes and certain treasury-related items, such as interest income and interest expense, are managed globally within Corporate. Information about total assets by segment is not disclosed because such information is not regularly provided to, or used by, the CODM.

The Company measures the results of its segments using, among other measures, each segment’s revenue, cost of sales and operating expenses. Information for the Company’s segments and Corporate, is provided in the following table:

16.SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION - CONTINUED

	Lofty	Trucker Path	Corporate	Eliminations	Consolidated
Fiscal year Ended December 31, 2024
Revenues:
Subscription services	$32,202	$26,177	$—	—	$58,379
Advertising services	1,495	1,665	—	—	3,160
Other Saas services	1,451	298	—	—	1,749
Other services	—	—	631	(460)	171
Total revenues	35,148	28,140	631	(460)	63,459
Cost	6,396	8,609	144	—	15,149
Gross profit	28,752	19,531	487	(460)	48,310
Operating expenses:
Selling and marketing expense	15,317	4,157	276	(426)	19,324
Research and development expense	9,752	8,985	393	(29)	19,101
General and administrative expense	5,851	3,478	3,314	(5)	12,638
Impairment of intangible assets	207	—	—	—	207
Total operating expenses	31,127	16,620	3,983	(460)	51,270
(Loss) income from operations	$(2,375)	$2,911	$(3,496)	—	$(2,960)
Other income, net					607
Loss from fair value change of a long-term investment					(1,864)
Impairment of long-term investments without readily determinable fair values					(685)
Interest income					1,515
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$(3,387)

Other segment information:
Depreciation and amortization	$241	$51	$131	—	$423
Goodwill	2,658	—	—	—	2,658
Intangible assets, net	1,543	363	21	—	1,927

Fiscal year Ended December 31, 2023
Revenues:
Subscription services	$27,164	$21,063	$—	—	$48,227
Advertising services	1,488	1,830	—	—	3,318
Other Saas services	206	167	750	(595)	528
Total revenues	28,858	23,060	750	(595)	52,073
Cost	4,273	6,783	156		11,212
Gross profit	24,585	16,277	594	(595)	40,861
Operating expenses:
Selling and marketing expense	15,245	4,562	269	(236)	19,840
Research and development expense	8,668	9,244	460	(14)	18,358
General and administrative expense	4,850	2,967	5,127	(345)	12,599
Impairment of goodwill	271		124		395
Impairment of intangible assets	1,500		—		1,500
Total operating expenses	30,534	16,773	5,980	(595)	52,692
Loss from operations	$(5,949)	$(496)	$(5,386)		$(11,831)
Other income, net					2,416
Loss from fair value change of a long-term investment					(7,715)
Impairment of long-term investments without readily determinable fair values					—
Interest income					1,635
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$(15,495)

Other segment information:
Depreciation and amortization	$287	$54	$96	—	$437
Intangible assets, net	645	54	28	—	727

The following table provides information about the Company’s total assets by operating segment and Corporate is as follows:

16.SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION - CONTINUED

Geographic Data

The following table provides information related to the total revenues:

	For the Years ended December 31,
	2023	2024
United States	$47,545	58,088
International	4,528	5,371
Total operating revenues	$52,073	63,459

The following table provides information related to the long-lived assets, net:

	As of December 31,
	2023	2024
United States	$6,844	$7,281
International	939	1,714
Long-lived assets, net	$7,783	$8,995

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

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the years ended December 31, 2023 and 2024.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution was $8,732 and $8,455 as of December 31, 2023 and 2024, respectively.

18.COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2023 and 2024, the Company had the following contracted commitments:

	As of December 31,
	2023	2024
Operating lease obligations	$699	$1,333
Total	$699	$1,333

18.COMMITMENTS AND CONTINGENCIES - CONTINUED

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of December 31, 2024 and through the issuance date of these consolidated financial statements.

19.SUBSEQUENT EVENT

On March 5, 2025, the Company declared a special cash dividend of US$0.01346 per ordinary share, or US$0.6057 per ADS, to all holders of ordinary shares (including those in the form of ADSs) of record as of 5:00 p.m. Eastern Time on March 17, 2025. The aggregate amount of the cash dividend is approximately $11 million. The special cash dividend was paid from the Company’s current cash position on March 27, 2025.