Form 10-Q
period 2025-03-31
Moatable, Inc.
filed 2025-05-15
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

(623) 473-5749

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)*	Name of each exchange on which registered
None	MTBLY	N/A

*The registrant’s American depositary shares, each representing 45 Class A ordinary shares, trade over-the-counter on OTC Pink under the trading symbol “MTBLY”.

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

As of May 8, 2025, the registrant had 631,722,781 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding.

Moatable, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

i

NOTE ABOUT FORWARD LOOKING STATEMENTS

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

Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (“SEC”), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and those discussed in other documents we file with the SEC. We

ii

undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND MARCH 31, 2025

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	March 31,
	2024	2025
ASSETS
Current assets
Cash and cash equivalents	$26,642	$18,773
Restricted cash	5,280	5,326
Short-term investments	4,980	—
Accounts receivable, net	3,705	4,016
Amounts due from related party	663	672
Prepaid expenses and other current assets, net	2,672	2,531
Total current assets	43,942	31,318

Non-current assets
Property and equipment, net	6,105	6,043
Intangible assets, net	1,927	1,862
Goodwill	2,658	2,739
Long-term investments	13,286	13,363
Right-of-use assets	1,340	1,434
Other non-current assets	210	242
Total non-current assets	25,526	25,683
TOTAL ASSETS	$69,468	$57,001

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,413	$1,674
Accrued expenses and other current liabilities	13,615	13,242
Operating lease liabilities - current	473	531
Amounts due to related party	623	624
Deferred revenue	4,577	4,533
Income tax payable	1,889	2,427
Total current liabilities	23,590	23,031

Non-current liabilities
Operating lease liabilities - non-current	763	810
Deferred tax liabilities	354	364
Total non-current liabilities	1,117	1,174
TOTAL LIABILITIES	$24,707	$24,205

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS- continued

DECEMBER 31, 2024 AND MARCH 31, 2025

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	March 31,
	2024	2025
Commitments and contingencies (Note 12)	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 710,414,011 shares issued and 632,894,266 shares outstanding as of December 31, 2024; 710,670,556 shares issued and 631,623,736 shares outstanding as of March 31, 2025	$711	$711
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized; 170,258,970 shares issued and outstanding as of December 31, 2024 and March 31, 2025; each Class B ordinary share is convertible into one Class A ordinary share	170	170
Treasury stock	(2,929)	(2,986)
Additional paid in capital	784,598	773,520
Accumulated deficit	(720,810)	(721,628)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(9,199)	(9,036)

Total Moatable, Inc. shareholders’ equity	59,253	47,463

Non-controlling interest	(14,492)	(14,667)

Total equity	44,761	32,796

TOTAL LIABILITIES AND EQUITY	$69,468	$57,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2025

(In thousands, except per share amounts and shares) (Unaudited)

	For the three months ended March 31,
	2024	2025
Revenues:
SaaS revenue	$13,982	$17,958
Other services	41	42
Total revenues	14,023	18,000
Cost of revenues:
SaaS business	3,280	4,557
Other services	36	29
Total cost of revenues	3,316	4,586

Gross profit	10,707	13,414

Operating expenses
Selling and marketing	4,076	5,723
Research and development	4,458	5,761
General and administrative	3,398	2,904
Impairment of intangible assets	207	—
Total operating expenses	12,139	14,388

Loss from operations	(1,432)	(974)
Other income, net	34	66
Loss from fair value change of a long-term investment	(1,488)	(21)
Interest income	362	282
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax	(2,524)	(647)
Income tax expenses	(115)	(545)
Loss before loss in equity method investments and non-controlling interest, net of tax	(2,639)	(1,192)
Impairment on and (loss) income in equity method investments, net of tax	(491)	98
Net loss	$(3,130)	$(1,094)
Less: Net loss attributable to non-controlling interests	(27)	(276)
Net loss attributable to Moatable, Inc.	$(3,103)	$(818)

Net loss per share:
Net loss per share attributable to Moatable, Inc. shareholders:
Basic and Diluted	$(0.004)	$(0.001)
Weighted average number of shares used in calculating net loss per share attributable to Moatable, Inc. shareholders:
Basic and Diluted	719,825,245	802,068,922

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2025

(In thousands) (Unaudited)

	For the three months ended March 31,
	2024	2025
Net loss	$(3,130)	$(1,094)

Other comprehensive (loss) income, net of tax
Foreign currency translation, net of nil income taxes	(48)	163
Other comprehensive (loss) income	(48)	163
Comprehensive loss	(3,178)	(931)
Less: total comprehensive loss attributable to non-controlling interest	(28)	(276)
Comprehensive loss attributable to Moatable, Inc.	$(3,150)	$(655)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2025

(In thousands, except share amounts and shares) (Unaudited)

										Accumulated
										other	Total	Non-
	Class A Ordinary shares		Class B Ordinary shares		Treasury stock		Additional	Accumulated	Statutory	comprehensive	Moatable,	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	reserves	(loss) income	Inc.’s Equity	interest	equity

Balance as of December 31, 2023	607,424,941	$608	170,258,970	$170	(57,192,165)	$(2,002)	$782,365	$(718,673)	$6,712	$(8,778)	$60,402	$(14,689)	$45,713
Stock-based compensation	—	—	—	—	—	—	555	—	—	—	555	117	672
Repurchase of Class A ordinary shares	—	—	—	—	(7,991,370)	(155)	—	—	—	—	(155)	—	(155)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(47)	(47)	(1)	(48)
Net loss	—	—	—	—	—	—	—	(3,103)	—	—	(3,103)	(27)	(3,130)
Exercise of share option and restricted shares vesting	96,104,340	96	—	—	—	—	944	—	—	—	1,040	—	1,040
Balance as of March 31, 2024	703,529,281	$704	170,258,970	$170	(65,183,535)	$(2,157)	$783,864	$(721,776)	6,712	$(8,825)	$58,692	$(14,600)	$44,092

Balance as of December 31, 2024	710,414,011	711	170,258,970	170	(77,519,745)	(2,929)	784,598	(720,810)	6,712	(9,199)	59,253	(14,492)	44,761
Stock-based compensation	—	—	—	—	—	—	28	—	—	—	28	101	129
Repurchase of Class A ordinary shares	—	—	—	—	(1,517,400)	(57)	—	—	—	—	(57)	—	(57)
Shares withheld for payroll taxes on restricted shares*	—	—	—	—	(9,675)	—	—	—	—	—	—	—	—
Foreign currency translation, net of nil income taxes	—	—	—	—	—	—	—	—	—	163	163	—	163
Cash dividend payments ($0.01346 per ordinary share)	—	—	—	—	—	—	(11,106)	—	—	—	(11,106)	—	(11,106)
Net loss	—	—	—	—	—	—	—	(818)	—	—	(818)	(276)	(1,094)
Exercise of share option and restricted shares vesting**	256,545	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2025	710,670,556	$711	170,258,970	$170	(79,046,820)	$(2,986)	$773,520	$(721,628)	$6,712	$(9,036)	$47,463	$(14,667)	$32,796

*The amount of Treasury stock is less than one thousand dollars.

**The amount of Class A Ordinary shares is less than one thousand dollars.

The accompanying notes are integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2025

(In thousands) (Unaudited)

	For the three months ended March 31,
	2024	2025
Cash flows from operating activities:
Net loss	$(3,130)	$(1,094)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	672	129
Impairment on and loss (income) in equity method investments	491	(98)
Amortization of the right-of-use assets	107	166
Depreciation and amortization	126	186
Impairment on intangible asset	207	—
Fair value change on long-term investment	1,488	21
Provision for credit losses	—	8

Changes in operating assets and liabilities:
Accounts receivable	(438)	(319)
Prepaid expenses and other current assets	(409)	140
Other non-current assets	(43)	(32)
Accounts payable	(305)	(739)
Accrued expenses and other current liabilities	405	(393)
Deferred revenue	11	(44)
Operating lease liabilities	(123)	(206)
Income tax payable	55	538
Net cash used in operating activities	(886)	(1,737)

Cash flows from investing activities:
Redemption of short-term investments	—	4,980
Purchases of property and equipment	(106)	(47)
Net cash (used in) provided by investing activities	(106)	4,933

Cash flows from financing activities:
Proceeds from exercise of share options	1,040	—
Ordinary share buyback	(155)	(57)
Special cash dividends to ordinary shares (including ADSs)	—	(11,106)
Net cash provided by (used in) financing activities	885	(11,163)

Net decrease in cash and cash equivalents and restricted cash	(107)	(7,967)
Cash and cash equivalents and restricted cash at the beginning of the period	38,969	31,922
Effect of exchange rate changes	25	144
Cash and cash equivalents and restricted cash at the end of the period	$38,887	$24,099
Reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$33,774	$18,773
Restricted cash	5,113	5,326
Cash and cash equivalents and restricted cash at the end of the period	$38,887	$24,099

Supplemental schedule of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$11

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$—	$206

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

Moatable, Inc. was incorporated in the Cayman Islands. Moatable, Inc., which includes its consolidated subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiaries (collectively referred to as the “Company”), operate two SaaS businesses, Lofty and Trucker Path. Lofty offers an all-in-one real estate sales acceleration and client lifecycle management platform that allows real estate professionals to obtain and nurture leads, close transactions, and retain their clients. Trucker Path provides trip planning, navigation, freight sourcing, and a marketplace that offers truckers goods and services to operate their businesses. The Company’s SaaS businesses currently generates the majority of their revenue from the U.S. market, which comprises the majority of the Company’s revenue.

As of March 31, 2025, Moatable, Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

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

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying condensed consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries. As of December 31, 2024 and March 31, 2025, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,	As of March 31,
	2024	2025
Total assets	$4,774	$3,840
Total liabilities	$4,617	$4,649

	For the three months ended March 31,
	2024	2025
Revenues	$20	$22
Net Loss	$(3,471)	$(3,357)

	For the three months ended March 31,
	2024	2025
Net cash provided by (used in) operating activities	$166	$(1,049)
Net cash used in investing activities	$(88)	$(31)
Net cash used in financing activities	$—	$—

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

Relevant PRC laws and regulations restrict the VIE from transferring a portion of its net assets, equivalent to the balance of its statutory reserve and its share capital, to the Company in the form of loans and advances or cash dividends. Please refer to Note 10 for disclosure of restricted net assets.

Prior to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, management discovered that it incorrectly classified a foreign subsidiary as a VIE starting in the period ended June 30, 2023. Accordingly, as of March 31, 2024, total liabilities related to VIEs of $7,470 was incorrectly reported as $8,179 and net loss from VIEs and its subsidiaries of $3,471 was incorrectly reported as $2,746 for the three months ended March 31, 2024. The error related to the year ended December 31, 2023 had been revised in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The similar error relating to total liabilities attributable to the VIEs in the Quarterly Report on Form 10-Q filed for the period ended June 30, 2024 that will be revised when the Company files its Quarterly Report on Form 10-Q for the second quarter in 2025. The impact on net income for the various quarterly information included in Quarterly Reports on Form 10-Q and the impact on assets and cash flow information for all periods was de minimis. There is no impact of this misclassification on the consolidated financial statements.

2.   REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the United States Securities and Exchange Commission (the “SEC”), management of Moatable, Inc. (the “Company”) discovered that the sales tax liability was understated as of March 31, 2024 by $2,647, of which $2,358 is related to the prior years of 2021 through 2023, and $289 is related to the three months period ended March 31, 2024.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the adjustments detailed above, and determined the related impact did not materially misstate its consolidated financial statements as of and for the year ended December 31, 2023 or its condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30 ,2024.

Although the Company concluded that the misstatement was not material to its previously issued financial statements, the Company has determined it was appropriate to present the impacts to its consolidated financial statements for the year ended December 31, 2023 on a prospective basis to provide appropriate context to stakeholders. Revision to its consolidated financial statements as of and for the year ended December 31, 2023 was included within the comparative consolidated financial statements as of and for the year ended December 31, 2024 contained in the Annual Report on Form 10-K filed with the SEC on April 15, 2025. Revisions to the Company’s condensed consolidated financial statements for the periods ended March 31, 2024 are tabulated below, and the errors for the periods of June 30, 2024 and September 30, 2024 that will be revised when the Company files its Quarterly Reports on Form 10-Q for the second and third quarters in 2025.

As of March 31, 2024, the omission of accrual of US sales tax liabilities was totaled $2,647, which has impact for the three months ended March 31, 2024 by increasing $289 for selling expenses and $2,358 for the opening of accumulated deficit.

The following are the relevant line items from the Company’s consolidated balance sheet as of March 31, 2024, condensed consolidated statement of operations and comprehensive loss, and condensed consolidated statements of cashflows for the three months ended March 31, 2024, which illustrate the effect of the adjustments to the period presented:

Opening accumulated deficit as of January 1, 2024

	As
	reported	Adjustments	As adjusted
Accumulated deficit	(716,315)	(2,358)	(718,673)

Selected consolidated balance sheet information as of March 31, 2024

	As
	reported	Adjustments	As adjusted
Accrued expenses and other current liabilities	$10,673	$2,647	$13,320
Total current liabilities	21,259	2,647	23,906
TOTAL LIABILITIES	21,357	2,647	24,004
Accumulated deficit	(719,129)	(2,647)	(721,776)
Total Moatable, Inc. shareholders’ equity	61,339	(2,647)	58,692
Total equity	46,739	(2,647)	44,092

Selected consolidated statement of operations and comprehensive loss information for the three months ended March 31, 2024

	As
	reported	Adjustments	As adjusted
Selling and marketing	$3,787	$289	$4,076
Total operating expenses	11,850	289	12,139
Loss from operations	(1,143)	(289)	(1,432)
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax	(2,235)	(289)	(2,524)
Loss before loss in equity method investments and noncontrolling interest, net of tax	(2,350)	(289)	(2,639)
Net loss	(2,841)	(289)	(3,130)
Net loss attributable to Moatable, Inc.	(2,814)	(289)	(3,103)
Comprehensive loss	(2,889)	(289)	(3,178)
Comprehensive loss attributable to Moatable, Inc.	(2,861)	(289)	(3,150)
Net loss per share attributable to Moatable, Inc. shareholders:
Basic and Diluted	(0.004)	(0.0004)	(0.004)

Selected consolidated statement of cash flows information for the three months ended March 31, 2024

	As
	reported	Adjustments	As adjusted
Net loss	$(2,841)	$(289)	$(3,130)
Accrued expenses and other current liabilities	116	289	405

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025, and 2024, and cash flows for the three months ended March 31, 2025, and 2024. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Fair value

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

Provision for credit loss

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company evaluates its accounts receivable, and other current receivable included in other current assets for expected credit losses on a regular basis. The Company maintains an estimated provision for credit losses to reduce its receivables to the amount that it believes will be collected. The Company considers factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness, current market conditions, reasonable and supportable forecasts of future economic conditions, and other specific circumstances related to the accounts. The Company determines to use aging schedule method in combination with current situation adjustment as the current expected credit losses (CECL) model to estimate the provision for credit loess. The Company adjusts the provision percentage periodically when there are significant differences between estimated bad debts and actual bad debts. If there is strong evidence indicating that the receivables are likely to be unrecoverable, the Company also makes specific provision in the period in which a loss is determined to be probable. Receivables balances are written off after all collection efforts have been exhausted. For the three months ended March 31, 2024 and 2025, the Company recorded nil and $8 provision for credit loss for accounts receivable, respectively.

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

The following tables disaggregate revenue by subscription, advertising, and other services:

	For the three months ended March 31,
	2024	2025

	(In thousands of US$)
Lofty
Subscription services	$7,514	$8,561
Advertising services	359	395
Other SaaS services	76	855
Subtotal	$7,949	$9,811
Trucker Path
Subscription services	$5,638	$7,776
Advertising services	405	328
Other SaaS services	(10)	43
Subtotal	$6,033	$8,147
Other Operations
Other services	$41	$42
Total revenues	$14,023	$18,000

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. A contract asset is recorded when the Group has transferred services to the customer before payment is received or is due, and the Group’s right to consideration is conditional on future performance or other factors in the contract. There were no contract assets recorded as of December 31, 2024 and March 31, 2025.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $4,577 and $4,533 as of December 31, 2024 and March 31, 2025, respectively, which is substantially recognized as revenue within one year. The amount of revenue recognized during the three months ended March 31, 2024 and 2025 that was previously included in the deferred revenue as of December 31, 2023 and 2024 were $2,445 and $2,730 respectively.

Loss per share

Basic loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

Diluted loss per ordinary share reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares. The Company had stock options and non-vested restricted shares, which could potentially dilute basic earnings per share in the future. All stock options and nonvested restricted shares in the diluted loss per ordinary share computation were excluded in periods of net loss for the three months ended March 31, 2024 and 2025, as their impact is anti-dilutive.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The Company adopted the new disclosures for the annual periods beginning on January 1, 2025. The Company will include the applicable and relevant required disclosures in the Income Taxes footnote in the Form 10-K.

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

4.   LONG-TERM INVESTMENTS

Long-term investments consisted of the following (in thousands):

		As of December 31,	As of March 31,
	Note	2024	2025
Equity method investments:
Fundrise, L.P.	(i)	$13,129	$13,227
Other	(ii)	—	—
Total equity method investments		$13,129	$13,227

Equity investment with readily determinable fair values:
Kaixin Auto Holdings		$57	$36

Equity investment without readily determinable fair values:
Suzhou Youge Interconnection Venture Capital Center	(iii)	$—	$—
Other		100	100
Total equity investments without readily determinable fair values		$100	$100

Total long-term investments		$13,286	$13,363
(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2024 and March 31, 2025 and recognized its share of income of $97 and $98 for the three months ended March 31, 2024 and 2025, respectively.

For the three months ended March 31, 2024 and 2025, Fundrise, L.P. reported revenue of $163 and an operating income of $153. The net income of Fundrise, L.P. for the three months ended March 31, 2024 and 2025 was $99 and $100, of which $97 and $98 was attributable to the Company, respectively.

(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,385 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2024 and March 31, 2025 and did not recognize share of income for the three months ended March 31, 2024 and 2025, respectively. The Company recognized an impairment loss of $588 and nil for the three months ended March 31, 2024 and 2025, respectively.
(iii)	In June 2016, the Company entered into an agreement to purchase limited partnership interest of Suzhou Youge for a total consideration of $766 (RMB5 million) and held 2.98% equity interest. The Company acts as “General Partner” of Suzhou Youge, L.P. As of December 31, 2024, the Company recognized full impairment on this long-term investment.

5.   OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases are renewable upon negotiation.

For the three months ended March 31, 2024 and 2025, cash paid for amounts included in the measurement of lease liabilities was $123 and $206, respectively.

The operating lease cost and short-term lease cost for the three months ended March 31, 2024 and 2025 were as follows (in thousands):

	For the three months ended March 31,
	2024	2025
Selling expenses	$18	$23
Research and development expenses	121	205
General and administrative expenses	20	20
Total operating lease cost	159	248

Short-term lease cost	9	3

Total lease cost	$168	$251

The weighted average remaining lease term as of December 31, 2024 and March 31, 2025 was 3.73 and 3.44 years, respectively, and the weighted average discount rate of the operating leases was 5.08% and 4.21%, respectively.

Maturities of lease liabilities as of March 31, 2025 were as follows (in thousands):

Operating Lease
Remainder of 2025	$453
2026	478
2027	285
2028	46
2029	39
After	129
Total undiscounted lease payment	1,430
Less: Imputed interest	(89)
Present value of lease liabilities	$1,341

6.   ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the three months ended March 31, 2024 and 2025, 96,104,340 and 256,545 Class A ordinary shares were issued due to the exercise of share options or vesting of restricted share units under share-based compensation, respectively.

On March 5, 2025, the Company’s board of directors declared a special cash dividend of US$0.01346 per ordinary share, or US$0.6057 per ADS, to all holders of ordinary shares (including those in the form of ADSs) of record as of 5:00 p.m. Eastern Time on March 17, 2025. The aggregate amount of the cash dividend is approximately $11 million. The special cash dividend was paid from the Company’s current cash position on March 27, 2025.

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

For the three months ended March 31, 2024 and 2025, the Company repurchased 177,586 and 33,720 ADSs, representing 7,991,370 and 1,517,400 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $155 and $57 on the open market, at a weighted average price of $0.87 and $1.67 per ADS, respectively.

The following table sets forth repurchase activity under the Stock Repurchase Program for the three months ended March 31, 2025 (amount in thousands, except share and per share amounts):

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	ADSs Purchased	Per ADS	Programs	the Programs
Periods
January 2025
Open market purchases	29,667	$1.71	$50	$3,104
February 2025
Open market purchases	4,053	$1.76	$7	$3,097
Total	33,720		$57

Change of Shares withheld for payroll taxes on Restricted Stock Units (“RSU”) into treasury stock

The Company entered into an employee stock option service agreement on January 1, 2021, (the “ESOP Agreement”) with The Core Group (“Core”), pursuant to which Core withheld ADSs for the payroll tax liabilities from the employees. The Company used excess cash on hand to remit payroll tax liabilities on behalf of optionees. Due to the Stock Repurchase Program, the Company decided to redesignate the ADSs withheld for the payroll taxes into treasury stock, which were 173,548 ADSs in the aggregate, representing 7,809,660 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $674, at a weighted average price of $3.89 per ADS. In March, 2025, the Company recorded ADSs withheld for the payroll taxes as treasury stock, which were 215 ADSs in the aggregate, representing 9,675 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $0.3, at a weighted average price of $1.53 per ADS.

7.   SHARE-BASED COMPENSATION

Moatable, Inc. Stock options

The following table summarizes information with respect to share options outstanding as of March 31, 2025:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	11,250,000	9.24	$0.01	$0.02	2,343,750	9.24	$0.01	$0.02
	11,250,000			$0.02	2,343,750			$0.02

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2024	11,250,000	$0.01

Balance, March 31, 2025	11,250,000	$0.01

Exercisable, March 31, 2025	2,343,750	$0.01

Expected to vest, March 31, 2025	8,906,250	$0.01

Share-based compensation is based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method.

For employee stock options, the Company recorded share-based compensation of nil and $10 for the three months ended March 31, 2024 and 2025, respectively, based on the fair value on the grant dates over the requisite service period of award using the straight-line method.

For the three months ended March 31, 2024 and 2025, there was no share-based compensation recorded for non-employee options.

As of March 31, 2025, there was $129 unrecognized share-based compensation expense relating to share options. This amount is expected to be recognized over a weighted - average vesting period of 3.17 years.

Moatable, Inc. Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2024	2,493,075	$0.03

Vested	(256,545)	$0.03
Forfeited	(30)	$0.10

Outstanding as of March 31, 2025	2,236,500	$0.03

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares of $555 and $18 for the three months ended March 31, 2024 and 2025, respectively.

Total unrecognized compensation expense amounting to $1,195 related to nonvested restricted shares granted as of March 31, 2025. The expense is expected to be recognized over a weighted-average period of 0.64 years.

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

For the three months ended March 31, 2024 and 2025, no options were newly granted by Lofty and Trucker Path under 2020 Lofty Plan, 2020 Trucker Path Plan, 2021 Lofty Plan and 2021 Trucker Path Plan.

The Company recorded share-based compensation expense for Lofty and Trucker Path for the three months ended March 31, 2024 and 2025 as follows, based on the fair value on the grant dates over the requisite service period of award using the straight-line method (in thousands).

	For the three months ended March 31,
	2024	2025
Lofty	$46	$38
Trucker Path	$71	$63

As of March 31, 2025 there were $351 and $440 unrecognized share-based compensation expense relating to share options of Lofty Plan and Trucker Path Plan, respectively. This amount is expected to be recognized over a weighted-average vesting period of 2.59 and 2.23 years for Lofty Plan and Trucker Path Plan, respectively.

The following table summarizes information with respect to share options outstanding of Lofty as of March 31, 2025:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00, 33.48 and 73.35	46,554	6.84	$30.61	$35.11	35,985	6.29	$27.22	$43.01
	46,554			$35.11	35,985			$43.01

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2024	46,748	$30.79	$18.21
Forfeited	(194)	$73.35	$33.48
Balance, March 31, 2025	46,554	$30.61	$18.15
Exercisable, March 31, 2025	35,985	$27.22
Expected to vest, March 31, 2025	10,569	$42.15

The following table summarizes information with respect to share options outstanding of Trucker Path as of March 31, 2025:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00, 64.70 and 133.00	49,015	6.91	$57.96	$34.50	37,873	6.33	$50.68	$44.65
	49,015			$34.50	37,873			$44.65

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2024	49,015	$57.96	$28.23

Balance, March 31, 2025	49,015	$57.96	$28.23
Exercisable, March 31, 2025	37,873	$50.68
Expected to vest, March 31, 2025	11,142	$82.46

The total amount of share-based compensation expense for options and nonvested restricted shares of the Company, Lofty and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows (in thousands):

	For the three months ended March 31,
	2024	2025
Selling and marketing expenses	$41	$24
Research and development expenses	206	21
General and administrative expenses	425	84
Total share-based compensation expense	$672	$129

There was no income tax benefit recognized in the statements of operations for share-based compensation for the three months ended March 31, 2024 and 2025.

8.   RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth the related party and their relationships with the Company:

	Name	Relationship
(a)	Infinities Technology (Cayman) Holding Limited (“Infinities”)	Equity investment of the Company
(b)	Oak Pacific Investment (“OPI”) and its subsidiaries	An entity controlled together by chief executive officer and one of our independent board member, and its subsidiaries.

Amounts due from related party

As of December 31, 2024 and March 31, 2025 amounts due from related party was as follows (in thousands):

	Note	As of December 31, 2024	As of March 31, 2025
Infinities	(i)	650	653
OPI and its subsidiaries		13	19
Total		$663	$672
(i)	The balance represents the receivable from Infinities in connection with the disposition of the SNS business. In November 2018, the Company’s Board of Directors approved a proposal for the sale of its SNS Business to Beijing Infinities for a combined consideration of $20,000 in cash and $40,000 in the form of Beijing Infinities shares to be issued to the Company. The Company collected $6,866 in 2019, however, by December 31, 2019, Beijing Infinities failed to make payments under the agreed extended repayment plan. Based on assessment of the collectability, the Company provided an allowance of $12,408 for the receivable.

Additionally, the shares receivable in the form of Infinites Technology (Cayman) Holding Limited, which is the holding company of Beijing Infinities, were received as of December 31, 2020 and were recorded as long-term investments in the consolidated balance sheets as of December 31, 2020.

Amounts due to related party

As of December 31, 2024 and March 31, 2025 amounts due to related party was as follows (in thousands):

	As of December 31, 2024	As of March 31, 2025
Infinities	$623	$624
Total	$623	$624

9.   SEGMENT INFORMATION and GEOGRAPHIC INFORMATION

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

The Company measures the results of its segments using, among other measures, each segment’s revenue, cost of sales and operating expenses. Information for the Company’s segments and Corporate, is provided in the following table:

	Lofty	Trucker Path	The Corporate	Eliminations	Consolidated
For the three months ended March 31, 2025
Revenues:
Subscription services	$8,561	$7,776	$—	$—	$16,337
Advertising services	395	328	—	—	723
Other Saas services	855	43	—	—	898
Other services	—	—	157	(115)	42
Total revenues	9,811	8,147	157	(115)	18,000
Cost	2,063	2,484	39	—	4,586
Gross profit	7,748	5,663	118	(115)	13,414
Operating expenses:
Selling and marketing expense	4,585	1,200	45	(107)	5,723
Research and development expense	2,916	2,840	12	(7)	5,761
General and administrative expense	1,691	681	533	(1)	2,904
Total operating expenses	9,192	4,721	590	(115)	14,388
(Loss) income from operations	$(1,444)	$942	$(472)	$—	$(974)
Other income, net					66
Loss from fair value change of a long-term investment					(21)
Interest income					282
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$(647)

Other segment information:
Depreciation and amortization	$142	$13	$31	$—	$186
Goodwill	2,739	—	—	—	2,739
Intangible assets, net	1,483	360	19	—	1,862

For the three months ended March 31, 2024
Revenues:
Subscription services	$7,514	$5,638	$—	$—	$13,152
Advertising services	359	405	—	—	764
Other Saas services	76	(10)	—	—	66
Other services	—	—	156	(115)	41
Total revenues	7,949	6,033	156	(115)	14,023
Cost	1,387	1,893	36	—	3,316
Gross profit	6,562	4,140	120	(115)	10,707
Operating expenses:
Selling and marketing expense	3,166	959	58	(107)	4,076
Research and development expense	2,111	2,131	223	(7)	4,458
General and administrative expense	1,260	690	1,449	(1)	3,398
Impairment of intangible assets	207		—	—	207
Total operating expenses	6,744	3,780	1,730	(115)	12,139
Loss from operations	$(182)	$360	$(1,610)	$—	$(1,432)
Other income, net					34
Loss from fair value change of a long-term investment					(1,488)
Interest income					362
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$(2,524)

Other segment information:
Depreciation and amortization	$81	$12	$33	$—	$126
Intangible assets, net	59	371	27	—	457

Geographic Data

The following table provides information related to the total revenues:

	For the three months ended March 31,
	2024	2025
United States	$13,670	$16,853
International	353	1,147
Total operating revenues	$14,023	$18,000

The following table provides information related to the long-lived assets, net:

	As of December 31,	As of March 31,
	2024	2025
United States	$7,281	$7,144
International	2,301	2,437
Long-lived assets, net	$9,582	$9,581

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

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the three months ended March 31, 2024 and 2025, respectively.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution was $8,455 and $8,498 as of December 31, 2024 and March 31, 2025, respectively.

11.   INCOME TAXES

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has a full valuation allowance against U.S. federal and state net operating losses.

12.   COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of March 31, 2025 and through the issuance date of these condensed consolidated financial statements.

13.   SUBSEQUENT EVENTS

On May 1, 2025, Trucker Path Insurance (the “Purchaser”), a majority-owned subsidiary of Trucker Path, entered into an agreement related to the sale and purchase of the entire membership interest of Truckers Best Insurance LLC (the “Membership Interest Purchase Agreement”), a company incorporated in South Carolina (the “Seller”). Under the terms and conditions of the Membership Interest Purchase Agreement, the aggregate purchase price paid by the Purchaser to the Seller in the acquisition is approximately $3,000,000, subject to certain performance based earn out targets set forth in the Membership Interest Purchase Agreement. The closing is subject to the satisfaction or waiver of certain customary closing conditions. The Company is in the process of evaluation the impact of this acquisition on its consolidated financial statement.

The Company has evaluated subsequent events through May 15, 2025, the date of issuance of the condensed consolidated financial statements, and noted that there are no other subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with “Note About Forward-Looking Statements” and our consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, including Part I, Item 1A “Risk Factors.”

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

Our total revenues increased from $14.0 million for the three months ended March 31, 2024 to $18.0 million for the same period in 2025, and net loss decreased from $3.1 million for the three months ended March 31, 2024 to $1.1 million for the three months ended March 31, 2025. Net loss for the three months ended March 31, 2025 was driven primarily by loss from operations of $1.0 million and income tax expenses of $0.5 million, partially offset by interest income of $0.3 million.

Loss from operations decreased from $1.4 million to $1.0 million for the three months ended March 31, 2024 and 2025, respectively.

Components of Results of Operations

Revenue

We derive substantially all of our revenues from SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. Timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was $4.6 million and $4.5 million as of December 31, 2024 and March 31, 2025, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues (in thousands).

	For the three months ended March 31,
	2024	2025
Lofty
Subscription services	$7,514	$8,561
Advertising services	359	395
Other services	76	855
	$7,949	$9,811
Trucker Path
Subscription services	$5,638	$7,776
Advertising services	405	328
Other services	(10)	43
	$6,033	$8,147
Other Operations
Other services	$41	$42
Total revenues	$14,023	$18,000

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

Cost of Revenues

Cost of revenues consists primarily of Apple App Store and Google Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues was $3.3 million and $4.6 million for the three months ended March 31, 2024 and 2025, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses, both as dollar amounts and as percentages of our total revenues, for the periods indicated (in thousands).

	For the three months ended March 31,
	2024		2025
	$	%	$	%
Operating expenses:
Selling and marketing	$4,076	29.1%	$5,723	31.8%
Research and development	4,458	31.8%	5,761	32.0%
General and administrative	3,398	24.2%	2,904	16.1%
Impairment of intangible assets	207	1.5%	—	—%
Total operating expenses	$12,139	86.6%	$14,388	79.9%

Our selling and marketing expenses, research and development expenses, and general and administrative expenses include share-based compensation expenses of $0.7 million and $0.1 million for the three months ended March 31, 2024 and 2025, respectively.

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

Results of Operations

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated (in thousands).

	For the three months ended March 31,
	2024	2025
Revenues	$14,023	$18,000
Cost of revenues	3,316	4,586
Operating expenses	12,139	14,388
Loss from operations	(1,432)	(974)
Total other (expenses) income, net	(1,092)	327
Loss before income taxes	(2,524)	(647)
Income tax expenses	(115)	(545)
Impairment on and (loss) income in equity method investments, net of tax	(491)	98
Net loss	$(3,130)	$(1,094)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Comparison of the Three months ended March 31, 2025 and 2024

Revenues

Our revenues increased by 28.6% from $14.0 million for the three months ended March 31, 2024 to $18.0 million for the same period in 2025. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 23.5% from $13.2 million for the three months ended March 31, 2024 to $16.3 million for the same period in 2025. The increase was driven primarily by expanded Trucker Path subscriber base and to a lesser extent increased average selling pricing. The Company’s paying subscriptions as of March 31, 2025 for Trucker Path increased to 135,000, by 7.1%, compared to December 31, 2024 paying subscriptions of 126,000. The Company’s paying subscriptions as of March 31, 2025 for Lofty decreased to 4,000, by (2.4)%, compared to December 31, 2024 paying subscriptions of 4,100. Purchased seats for Lofty, defined as eligible users on a paid subscription, decreased to 79,000 as of March 31, 2025 from 80,000 as of December 31, 2024, a decrease of (1.3)%.
●	Advertising Services. Our revenue from advertising services decreased from $0.8 million for the three months ended March 31, 2024 to $0.7 million for the same period in 2025.

Cost of revenues

Our cost of revenues increased by 39.4% from $3.3 million for the three months ended March 31, 2024 to $4.6 million for the same period in 2025. This increase was primarily due to the increase of software expenses directly related to the cloud hosting services which provide a better user experience and the expansion of lower margin Lofty SaaS businesses.

Gross Margins

Our gross margin decreased 1.9% from 76.4% for the three months ended March 31, 2024 to 74.5%. The decrease was primarily due to increase in cost of service features provided within our real estate SaaS platform.

Operating expenses

Our operating expenses increased by 19.0% from $12.1 million for the three months ended March 31, 2024 to $14.4 million for the same period in 2025, primarily due to the increase of selling and marketing expenses and research and development expenses.

●	Selling and marketing expenses. Our selling and marketing expenses increased by 39.0% from $4.1 million for the three months ended March 31, 2024 to $5.7 million for the same period in 2025. This increase was primarily due to increase of headcount and sales tax expenses.
●	Research and development expenses. Our research and development expenses increased by 28.9% from $4.5 million for the three months ended March 31, 2024 to $5.8 million for the same period in 2025. This increase was primarily due to an increase in our research and development headcount for new projects.
●	General and administrative expenses. Our general and administrative expenses decreased by 14.7% from $3.4 million for the three months ended March 31, 2024 to $2.9 million for the same period in 2025. The decrease was primarily due to a decrease of share-based compensation and legal fees.
●	Impairment of intangible asset. Our impairment of intangible asset was $0.2 million for the three months ended March 31, 2024 and nil for the same period in 2025, respectively. The impairment loss in 2024 was due to impairment of the technology platform of LoftyWorks.

Loss from fair value change of a long-term investment

Loss from fair value change of a long-term investment was $0.02 million for the three months ended March 31, 2025, compared with $1.5 million for the same period in 2024. The loss from fair value change of a long-term investment represents the unrealized loss from reduction in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

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

We measure the results of our segments using revenue and cost of sales. Information for our segments and Corporate for the three months ended March 31, 2024 and 2025, is provided in the following table (in thousands).

	Lofty	Trucker Path	The Corporate	Eliminations	Consolidated
For the three months ended March 31, 2025
Revenue	$9,811	$8,147	$157	$(115)	$18,000
Cost of sales	2,063	2,484	39	—	4,586
Gross Margin	$7,748	$5,663	$118	$(115)	$13,414

For the three months ended March 31, 2024
Revenue	$7,949	$6,033	$156	$(115)	$14,023
Cost of sales	1,387	1,893	36	—	3,316
Gross Margin	$6,562	$4,140	$120	$(115)	$10,707

For more details, please refer to Note 9 of Notes to Condensed Consolidated Financial Statements for additional information about our segment information.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2024 and March 31, 2025, we had net current assets (current assets less current liabilities) of $20.4 million and $8.3 million, respectively. For the three months ended March 31, 2024 and 2025, we incurred net loss amounting to $3.1 million and $1.1 million, respectively, and negative cash flows from operating activities of $0.9 million and $1.7 million, respectively.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of $18.8 million, excluding restricted cash of $5.3 million as of March 31, 2025. The cash reserve is expected to meet our operating needs for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

Cash Flows and Working Capital

The following table sets forth a summary of cash flows for the periods indicated (in thousands):

	For the three months ended March 31,
	2024	2025
Net cash used in operating activities	(886)	(1,737)
Net cash (used in) provided investing activities	(106)	4,933
Net cash provided by (used in) financing activities	885	(11,163)
Net decrease in cash and cash equivalents and restricted cash	(107)	(7,967)
Cash and cash equivalents and restricted cash at the beginning of the period	38,969	31,922
Effect of exchange rate changes	25	144
Cash and cash equivalents and restricted cash at end of the period	38,887	24,099

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2025, compared to $0.9 million for the same period in 2024. The principal adjustments to reconcile our net loss to our net cash used in operating activities were $0.1 million of share-based compensation expense, $0.2 million of amortization of the right-of-use assets and $0.2 million of depreciation and amortization. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities for the three months ended March 31, 2025 was a decrease in accounts payable of $0.7 million, a decrease of accrued expenses and other current liabilities of $0.4 million and an increase in accounts receivable of $0.3 million, and partially offset by an increase in income tax payable of $0.5 million.

Net cash provided by investing activities was $4.9 million for the three months ended March 31, 2025, compared to net cash used in $0.1 million for the same period in 2024. Net cash provided by investing activities for the three months ended March 31, 2025 was due to $5.0 million for redemption of short-term investments. Net cash used in investing activities for the three months ended March 31, 2024 was due to $0.1 million for the purchases of property and equipment.

Net cash used in financing activities was $11.2 million for the three months ended March 31, 2025, compared to net cash provided by $0.9 million for the same period in 2024. Net cash used in financing activities for the three months ended March 31, 2025 was primarily due to $11.1 million of special cash dividends to ordinary shares. Net cash provided by financing activities for the three months ended March 31, 2024 was primarily due to proceeds of $1.0 million from exercise of share options, partly offset by the repurchase of $0.1 million ordinary shares.

Contractual Obligations

The following table sets forth our contractual obligations including interest payment, if applicable, as of March 31, 2025 (in thousands):

	Payment Due by Period
		Less than 1
	Total	year	1-3 years	4-5 years	More than 5 years
Operating lease obligations (1)	1,430	453	763	85	129

Notes:

(1)We lease facilities and offices under non-cancelable operating lease agreements.

Capital Expenditures

We made capital expenditures of $0.1 million and $0.05 million for the three months ended March 31, 2024 and 2025, respectively. Our capital expenditures for the three months ended March 31, 2025 were primarily used to for the purchase of software and furniture. Capital expenditures for the three months ended March 31, 2024 were primarily used to for the purchase of the computers.

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features and functions of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of approximately 350 engineers and developers as of March 31, 2025, accounting for approximately 58% of our employees as of that date. Most of our engineers and developers are based at our subsidiary offices in China.

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

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred US$4.5 million and US$5.8 million of research and development expenses for the three months ended March 31, 2024 and 2025, respectively.

Intellectual Property

Our intellectual property includes trademarks and trademark applications related to our brands and services,  trade secrets,  and other intellectual property rights and licenses. We seek to protect our intellectual property assets and brand through a combination of monitoring and enforcement of trademark and trade secret protection laws in the US, PRC, and other jurisdictions, as well as through confidentiality agreements and procedures.

We have 83 trademarks as of March 31, 2025. Our employees sign confidentiality and non-compete agreements when hired.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events for the three months ended March 31, 2025 that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our Critical Accounting Policies and Estimates disclosed therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information specified under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in by the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective, due to the three material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting

During the year ended December 31, 2024, our management identified three material weaknesses in our internal control over financial reporting, which remain unremediated as of March 31, 2025, as follows:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and procedures and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards, to reduce, though not eliminate, this risk.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The following table presents information with respect to the Company’s repurchases of ADSs (each representing 45 of our Class A ordinary shares) during the quarter ended March 31, 2025:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	ADSs Purchased	Per ADS	Programs	the Programs
Periods
January 2025
Open market purchases	29,667	$1.71	$50	$3,104
February 2025
Open market purchases	4,053	$1.76	$7	$3,097
March 2025
Open market purchases	—	$—	$—	$3,097
Total	33,720		$57

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Moatable, Inc.

Dated: May 15, 2025	By:	/s/ Joseph Chen
Joseph Chen
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Scott Stone
Scott Stone
Chief Financial Officer (Principal Financial and Accounting Officer)