Form 10-Q
period 2025-06-30
Moatable, Inc.
filed 2025-08-15
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 7, 2025, the registrant had 645,598,528 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding.

Moatable, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND JUNE 30, 2025

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	June 30,
	2024	2025
ASSETS
Current assets
Cash and cash equivalents	$26,642	$17,121
Restricted cash	5,280	5,000
Short-term investments	4,980	—
Accounts receivable, net	3,705	4,687
Amounts due from related party	663	672
Prepaid expenses and other current assets, net	2,672	3,060
Total current assets	43,942	30,540

Non-current assets
Property and equipment, net	6,105	6,057
Intangible assets, net	1,927	2,596
Goodwill	2,658	4,995
Long-term investments	13,286	13,510
Right-of-use assets	1,340	1,309
Other non-current assets	210	248
Total non-current assets	25,526	28,715
TOTAL ASSETS	$69,468	$59,255

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,413	$1,767
Accrued expenses and other current liabilities	13,615	14,443
Operating lease liabilities - current	473	535
Amounts due to related party	623	635
Deferred revenue	4,577	4,842
Income tax payable	1,889	1,238
Total current liabilities	23,590	23,460

Non-current liabilities
Operating lease liabilities - non-current	763	739
Deferred tax liabilities	354	386
Other non-current liabilities	—	898
Total non-current liabilities	1,117	2,023
TOTAL LIABILITIES	$24,707	$25,483

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS- continued

DECEMBER 31, 2024 AND JUNE 30, 2025

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	June 30,
	2024	2025
Commitments and contingencies (Note 13)	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 710,414,011 shares issued and 632,894,266 shares outstanding as of December 31, 2024; 726,340,093 shares issued and 646,048,168 shares outstanding as of June 30, 2025	$711	$726
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized; 170,258,970 shares issued and outstanding as of December 31, 2024 and June 30, 2025; each Class B ordinary share is convertible into one Class A ordinary share	170	170
Treasury stock	(2,929)	(3,015)
Additional paid in capital	784,598	773,535
Accumulated deficit	(720,810)	(721,121)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(9,199)	(8,711)

Total Moatable, Inc. shareholders’ equity	59,253	48,296

Non-controlling interest	(14,492)	(14,524)

Total equity	44,761	33,772

TOTAL LIABILITIES AND EQUITY	$69,468	$59,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 and 2025

(In thousands, except per share amounts and shares) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Revenues:
SaaS revenue	$15,249	$19,237	$29,231	$37,195
Other services	40	39	81	81
Total revenues	15,289	19,276	29,312	37,276
Cost of revenues:
SaaS business	3,464	4,942	6,744	9,499
Other services	36	41	72	70
Total cost of revenues	3,500	4,983	6,816	9,569

Gross profit	11,789	14,293	22,496	27,707

Operating expenses
Selling and marketing	4,886	4,440	8,962	10,163
Research and development	4,555	6,069	9,013	11,830
General and administrative	3,136	3,338	6,534	6,242
Impairment of intangible assets	—	—	207	—
Total operating expenses	12,577	13,847	24,716	28,235

(Loss) Income from operations	(788)	446	(2,220)	(528)
Other (expense) income, net	(52)	(33)	(18)	33
Loss from fair value change of a long-term investment	(133)	—	(1,621)	(21)
Interest income	409	171	771	453
(Loss) Income before provision of income tax and income (loss) in equity method investments and non-controlling interest, net of tax	(564)	584	(3,088)	(63)
Income tax expenses	(121)	(296)	(236)	(841)
(Loss) Income before income (loss) in equity method investments and non-controlling interest, net of tax	(685)	288	(3,324)	(904)
Impairment on and income (loss) in equity method investments, net of tax	193	147	(298)	245
Net (loss) income	$(492)	$435	$(3,622)	$(659)
Less: Net loss attributable to non-controlling interests	(20)	(72)	(47)	(348)
Net (loss) income attributable to Moatable, Inc.	$(472)	$507	$(3,575)	$(311)

Net (loss) income per share:
Net (loss) income per share attributable to Moatable, Inc. shareholders:
Basic	$(0.0006)	$0.0006	$(0.005)	$(0.0004)
Diluted	(0.0006)	0.0006	(0.005)	(0.0004)
Weighted average number of shares used in calculating net loss per share attributable to Moatable, Inc. shareholders:
Basic	809,022,314	817,123,863	764,182,360	809,680,136
Diluted	809,022,314	817,915,301	764,182,360	809,680,136

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 and 2025

(In thousands) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Net (loss) income	$(492)	$435	$(3,622)	$(659)

Other comprehensive income (loss), net of tax
Foreign currency translation, net of nil income taxes	6	325	(42)	488
Other comprehensive income (loss)	6	325	(42)	488
Comprehensive (loss) income	(486)	760	(3,664)	(171)
Less: total comprehensive income (loss) attributable to non-controlling interest	97	(72)	69	(348)
Comprehensive (loss) income attributable to Moatable, Inc.	$(583)	$832	$(3,733)	$177

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2025

(In thousands, except share amounts and shares) (Unaudited)

										Accumulated
										other	Total	Non-
	Class A Ordinary shares		Class B Ordinary shares		Treasury stock		Additional	Accumulated	Statutory	comprehensive	Moatable	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	reserves	(loss) income	Inc.’s Equity	interest	equity

Balance as of December 31, 2023	607,424,941	$608	170,258,970	$170	(57,192,165)	$(2,002)	782,365	$(718,673)	6,712	$(8,778)	$60,402	$(14,689)	$45,713
Stock-based compensation	—	—	—	—	—	—	555	—	—	—	555	117	672
Repurchase of Class A ordinary shares	—	—	—	—	(7,991,370)	(155)	—	—	—	—	(155)	—	(155)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(47)	(47)	(1)	(48)
Net loss	—	—	—	—	—	—	—	(3,103)	—	—	(3,103)	(27)	(3,130)
Exercise of share option and restricted shares vesting	96,104,340	96	—	—	—	—	944	—	—	—	1,040	—	1,040
Balance as of March 31, 2024	703,529,281	$704	170,258,970	$170	(65,183,535)	$(2,157)	783,864	$(721,776)	6,712	$(8,825)	$58,692	$(14,600)	$44,092
Stock-based compensation	—	—	—	—	—	—	542	—	—	—	542	111	653
Repurchase of Class A ordinary shares	—	—	—	—	(2,404,485)	(32)	—	—	—	—	(32)	—	(32)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(111)	(111)	117	6
Net loss	—	—	—	—	—	—	—	(472)	—	—	(472)	(20)	(492)
Exercise of share option and restricted shares vesting	5,207,580	5	—	—	—	—	—	—	—	—	5	—	5
Balance as of June 30, 2024	708,736,861	$709	170,258,970	$170	(67,588,020)	$(2,189)	$784,406	$(722,248)	$6,712	$(8,936)	$58,624	$(14,392)	$44,232

Balance as of December 31, 2024	710,414,011	$711	170,258,970	$170	(77,519,745)	$(2,929)	$784,598	$(720,810)	$6,712	$(9,199)	$59,253	$(14,492)	$44,761
Stock-based compensation	—	—	—	—	—	—	28	—	—	—	28	101	129
Repurchase of Class A ordinary shares	—	—	—	—	(1,517,400)	(57)	—	—	—	—	(57)	—	(57)
Change of shares withheld for payroll taxes on restricted shares into treasury stock*	—	—	—	—	(9,675)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	163	163	—	163
Cash dividend payments ($0.01346 per ordinary share)	—	—	—	—	—	—	(11,106)	—	—	—	(11,106)	—	(11,106)
Net loss	—	—	—	—	—	—	—	(818)	—	—	(818)	(276)	(1,094)
Exercise of share option and restricted shares vesting**	256,545	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2025	710,670,556	$711	170,258,970	$170	(79,046,820)	$(2,986)	$773,520	$(721,628)	$6,712	$(9,036)	$47,463	$(14,667)	$32,796
Stock-based compensation	—	—	—	—	—	—	30	—	—	—	30	215	245
Repurchase of Class A ordinary shares	—	—	—	—	(1,235,655)	(29)	—	—	—	—	(29)	—	(29)
Change of shares withheld for payroll taxes on restricted shares into treasury stock*	—	—	—	—	(9,450)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	325	325	—	325
Net income	—	—	—	—	—	—	—	507	—	—	507	(72)	435
True-up adjustment of Class A ordinary shares	15,418,167	15	—	—	—	—	(15)	—	—	—	—	—	—
Exercise of share option and restricted shares vesting**	251,370	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2025	726,340,093	$726	170,258,970	$170	(80,291,925)	$(3,015)	$773,535	$(721,121)	$6,712	$(8,711)	$48,296	$(14,524)	$33,772

*The amount of Treasury stock is less than one thousand dollars.

**The amount of Class A Ordinary shares is less than one thousand dollars.

The accompanying notes are integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 and 2025

(In thousands) (Unaudited)

	For the six months ended June 30,
	2024	2025
Cash flows from operating activities:
Net loss	$(3,622)	$(659)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,325	374
Impairment on and loss (income) in equity method investments	298	(245)
Amortization of the right-of-use assets	216	359
Depreciation and amortization	209	345
Impairment on intangible asset	207	—
Fair value change on long-term investment	1,621	21
Provision for credit losses	737	67
Changes in operating assets and liabilities:
Accounts receivable	(628)	(1,049)
Prepaid expenses and other current assets	(755)	(391)
Other non-current assets	(30)	(38)
Accounts payable	(62)	(646)
Accrued expenses and other current liabilities	59	(165)
Deferred revenue	229	265
Operating lease liabilities	(245)	(423)
Income tax payable	152	(651)
Net cash used in operating activities	(289)	(2,836)

Cash flows from investing activities:
Payment for acquisition of a subsidiary, net of cash acquired	—	(994)
Redemption of short-term investments	—	4,980
Purchases of property and equipment	(136)	(149)
Net cash (used in) provided by investing activities	(136)	3,837

Cash flows from financing activities:
Proceeds from exercise of share options	1,045	—
Ordinary share buyback	(187)	(86)
Special cash dividends to ordinary shares (including ADSs)	—	(11,106)
Net cash provided by (used in) financing activities	858	(11,192)

Net increase (decrease) in cash and cash equivalents and restricted cash	433	(10,191)
Cash and cash equivalents and restricted cash at the beginning of the period	38,969	31,922
Effect of exchange rate changes	(165)	390
Cash and cash equivalents and restricted cash at the end of the period	$39,237	$22,121
Reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$34,067	$17,121
Restricted cash	5,170	5,000
Cash and cash equivalents and restricted cash at the end of the period	$39,237	$22,121

Supplemental schedule of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$1,450

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$—	$208
Estimated present value of contingent consideration	—	1,826

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

As of June 30, 2025, Moatable, Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

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

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying condensed consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries. As of December 31, 2024 and June 30, 2025, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,	As of June 30,
	2024	2025
Total assets	$4,774	$3,088
Total liabilities	$4,617	$4,557

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Revenues	$21	$14	$41	$36
Net loss	$(3,639)	$(3,512)	$(7,110)	$(6,869)

	For the six months ended June 30,
	2024	2025
Net cash provided by (used in) operating activities	$244	$(1,311)
Net cash used in investing activities	$(5)	$(80)
Net cash used in financing activities	$—	$—

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

Relevant PRC laws and regulations restrict the VIE from transferring a portion of its net assets, equivalent to the balance of its statutory reserve and its share capital, to the Company in the form of loans and advances or cash dividends. Please refer to Note 11 for disclosure of restricted net assets.

Prior to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, management discovered that it incorrectly classified a foreign subsidiary as a VIE starting in the period ended June 30, 2023. Accordingly, as of June 30, 2024, total liabilities related to VIEs of $7,291 were incorrectly reported as $7,995 and net loss from VIEs and its subsidiaries of $3,639 and $7,110 was incorrectly reported as $3,779 and $6,525 for the three months and six months ended June 30, 2024. The error related to the year ended December 31, 2023 had been revised in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The similar error relating to total liabilities attributable to the VIEs in the Quarterly Report on Form 10-Q filed for other periods have been revised in the respective Quarterly Report on Form 10-Q. The impact on net income for the various quarterly information included in Quarterly Reports on Form 10-Q and the impact on assets and cash flow information for all periods was de minimis. There is no impact of this misclassification on the consolidated financial statements.

2.   REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the United States Securities and Exchange Commission (the “SEC”), management of Moatable, Inc. (the “Company”) discovered that the sales tax liability was understated as of June 30, 2024 by $2,957, of which $2,358 is related to the prior years of 2021 through 2023, and $310 and $599 are related to the three months and six months period ended June 30, 2024, respectively.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the adjustments detailed above, and determined the related impact did not materially misstate its consolidated financial statements as of and for the year ended December 31, 2023 or its condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024.

Although the Company concluded that the misstatement was not material to its previously issued financial statements, the Company has determined it was appropriate to present the impacts to its consolidated financial statements for the year ended December 31, 2023 on a prospective basis to provide appropriate context to stakeholders. Revision to its consolidated financial statements as of and for the year ended December 31, 2023 was included within the comparative consolidated financial statements as of and for the year ended December 31, 2024 contained in the Annual Report on Form 10-K filed with the SEC on April 15, 2025. Revisions to the Company’s condensed consolidated financial statements for the periods ended June 30, 2024 are tabulated below, and the errors for the period of September 30, 2024 will be revised when the Company files its Quarterly Reports on Form 10-Q for the third quarter in 2025.

As of June 30, 2024, the omission of accrual of US sales tax liabilities was totaled $2,957, which has impact for the three and six months ended June 30, 2024 by increasing $310 and $599 for selling expenses and $2,358 for the opening of accumulated deficit.

The following are the relevant line items from the Company’s consolidated balance sheet as of June 30, 2024, condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024, and condensed consolidated statements of cashflows for the six months ended June 30, 2024, which illustrate the effect of the adjustments to the period presented:

Opening accumulated deficit as of January 1, 2024

	As
	reported	Adjustments	As adjusted
Accumulated deficit	$(716,315)	$(2,358)	$(718,673)

Selected consolidated balance sheet information as of June 30, 2024

	As
	reported	Adjustments	As restated
Accrued expenses and other current liabilities	$9,821	$2,957	$12,778
Total current liabilities	20,918	2,957	23,875
Total Liabilities	20,926	2,957	23,883
Accumulated deficit	(719,291)	(2,957)	(722,248)
Total Moatable, Inc. shareholders’ equity	61,581	(2,957)	58,624
Total equity	47,189	(2,957)	44,232

Selected consolidated statement of operations and comprehensive loss information for the three months ended June 30, 2024

	As
	reported	Adjustments	As restated
Selling and marketing	$4,576	$310	$4,886
Total operating expenses	12,267	310	12,577
Loss from operations	(478)	(310)	(788)
Loss before provision of income tax and income (loss) in equity method investments and non-controlling interest, net of tax	(254)	(310)	(564)
Loss before income (loss) in equity method investments and non-controlling interest, net of tax	(375)	(310)	(685)
Net loss	(182)	(310)	(492)
Net loss attributable to Moatable Inc.	(162)	(310)	(472)
Comprehensive loss	(176)	(310)	(486)
Comprehensive loss attributable to Moatable Inc.	(273)	(310)	(583)
Net loss per share attributable to Moatable Inc. shareholders:
Basic and Diluted	(0.0002)	(0.0004)	(0.0006)

Selected consolidated statement of operations and comprehensive loss information for the six months ended June 30, 2024

	As
	reported	Adjustments	As restated
Selling and marketing	$8,363	$599	$8,962
Total operating expenses	24,117	599	24,716
Loss from operations	(1,621)	(599)	(2,220)
Loss before provision of income tax and income (loss) in equity method investments and non-controlling interest, net of tax	(2,489)	(599)	(3,088)
Loss before income (loss) in equity method investments and non-controlling interest, net of tax	(2,725)	(599)	(3,324)
Net loss	(3,023)	(599)	(3,622)
Net loss attributable to Moatable Inc.	(2,976)	(599)	(3,575)
Comprehensive loss	(3,065)	(599)	(3,664)
Comprehensive loss attributable to Moatable Inc.	(3,134)	(599)	(3,733)
Net loss per share attributable to Moatable Inc. shareholders:
Basic and Diluted	(0.004)	(0.001)	(0.005)

Selected consolidated statement of cash flows information for the six months ended June 30, 2024

	As
	reported	Adjustments	As restated
Net loss	$(3,023)	$(599)	$(3,622)
Accrued expenses and other current liabilities	(540)	599	59

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2024 and 2025, and cash flows for the six months ended June 30, 2024 and 2025. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Principles of consolidation

The condensed consolidated financial statements of the Company include the financial statements of Moatable, Inc., its subsidiaries, its VIE and VIE’s subsidiaries. All inter-company transactions and balances are eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, valuation allowance for deferred income tax assets and probabilities associated with the potential for contingent consideration.

Business combination

In determining whether a particular set of activities and assets is a business, the Company assesses whether the set of assets and activities acquired includes, at a minimum, an input and substantive process and whether the acquired set has the ability to produce outputs. The Company applies a “screen test” that permits a simplified assessment of whether an acquired set of activities and assets is not a business. The test is met if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.

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

For acquisitions involving additional consideration to be transferred to the selling parties in the event certain future events occur or conditions are met (“contingent consideration”), the Company recognizes the acquisition date fair value of contingent consideration as part of the consideration transferred in exchange for the business combination. The Company determines the acquisition date fair value of contingent consideration using a scenario-based method under which a set of payoffs are calculated using the term of the earnout, projections, and an appropriate metric risk premium. These payoffs are then discounted back from the payment date to the valuation date using a payment discount rate. Finally, the discounted payments are summed together to arrive at the value of the contingent consideration. The scenario-based method incorporates the following key assumptions: (i) the forecasted achievement against certain operational metrics, (ii) the remaining contractual term, (iii) a metric risk premium, and (iv) a payment discount rate. The fair value measurement includes revenue forecasts which are a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement. The fair value of the contingent consideration is reviewed quarterly over the earn-out period to compare actual revenue earned to the estimated revenue used in the forecasts. Changes in the estimated fair value of the contingent consideration, up to the total contractual amount, are reflected in the results of operations in the periods in which they are identified. Changes in the fair value of the contingent consideration may materially impact and cause volatility in the Company’s future operating results.

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

Accounts receivable

Accounts receivable are stated at the original amount less a provision for credit loss. Accounts receivable are recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional.

Provision for credit loss

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company evaluates its accounts receivable, and other current receivable included in other current assets for expected credit losses on a regular basis. The Company maintains an estimated provision for credit losses to reduce its receivables to the amount that it believes will be collected. The Company considers factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness, current market conditions, reasonable and supportable forecasts of future economic conditions, and other specific circumstances related to the accounts. The Company determines to use aging schedule method in combination with current situation adjustment as the current expected credit losses (CECL) model to estimate the provision for credit loss. The Company adjusts the provision percentage periodically when there are significant differences between estimated bad debts and actual bad debts. If there is strong evidence indicating that the receivables are likely to be unrecoverable, the Company also makes a specific provision in the period in which a loss is determined to be probable. Receivable balances are written off after all collection efforts have been exhausted. For the three months ended June 30, 2024 and 2025, the Company recorded nil and $59 provision for credit loss for accounts receivable, respectively. For the six months ended June 30, 2024 and 2025, the Company recorded nil and $67 provision for credit loss for accounts receivable, respectively. For the three and six months ended June 30, 2024 and 2025, the Company recorded $737 and nil provision for credit loss for other receivable, respectively.

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

The following tables disaggregate revenue by subscription, advertising, and other services:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Lofty
Subscription services	$8,045	$8,595	$15,559	$17,156
Advertising services	375	410	734	805
Other SaaS services	71	890	147	1,745
Subtotal	$8,491	$9,895	$16,440	$19,706
Trucker Path
Subscription services	$6,234	$8,823	$11,872	$16,599
Advertising services	476	468	881	796
Other SaaS services	48	51	38	94
Subtotal	$6,758	$9,342	$12,791	$17,489
Other operations
Other services	$40	$39	$81	$81
Total revenues	$15,289	$19,276	$29,312	$37,276

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. A contract asset is recorded when the Company has transferred services to the customer before payment is received or is due, and the Company’s right to consideration is conditional on future performance or other factors in the contract. There were no contract assets recorded as of December 31, 2024 and June 30, 2025.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $4,577 and $4,842 as of December 31, 2024 and June 30, 2025, respectively, which is substantially recognized as revenue within one year. The amount of revenue recognized during the six months ended June 30, 2024 and 2025 that was previously included in the deferred revenue as of December 31, 2023 and 2024 was $3,310 and $3,797 respectively.

(Loss) income per share

Basic (loss) income per ordinary share is computed by dividing net (loss) income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

Diluted (loss) income per ordinary share reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares. The Company had stock options and non-vested restricted shares, which could potentially dilute basic earnings per share in the future. All stock options and nonvested restricted shares in the diluted loss per ordinary share computation were excluded in periods of net loss for the three and six months ended June 30, 2024 and for the six months ended June 30, 2025, as their impact is anti-dilutive. For the three months ended June 30, 2025, only certain stock options were included in the diluted income per ordinary share computation as they had a dilutive effect, whereas all non-vested restricted shares were excluded as they were anti-dilutive.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The Company adopted the new disclosures for the annual periods beginning on January 1, 2025. The Company will include the applicable and relevant required disclosures in the Income Taxes footnote in the Form 10-K for the year ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about an entity’s expenses including more detailed information about the types of expenses in commonly presented expense captions. At each interim and annual reporting period, entities will disclose in tabular format disaggregating information about prescribed categories underlying relevant income statement captions, as well as the total amount of selling expense and a description of the composition of its selling expense. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Public business entities are required to adopt the ASU prospectively. However, public business entities are permitted to apply the amendments in the ASU retrospectively. In January 2025, the FASB issued ASU 2025 - 01 to clarify the effective date of ASU 2024 - 03 (Expense Disaggregation Disclosures). The amendment confirms that all public business entities must adopt ASU 2024 - 03 in annual periods beginning after December 15, 2026, and in interim periods beginning after December 15, 2027, addressing ambiguity for non - calendar year - end entities. Early adoption of ASU 2024 - 03 remains allowed. The Company is in the process of evaluation the impact of adopting this new guidance on its consolidated financial statement.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for the Company for its for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-05 will have on its consolidated financial statements.

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s consolidated results of operations or financial position.

4.   ACQUISITION

On May 1, 2025, for the purpose of entering into the insurance brokerage business, the Company acquired 100% membership interest of Truckers Best Insurance LLC (“TBI”), a company incorporated in South Carolina. The aggregate purchase price is subject to certain performance based earn-out targets set forth in the membership interest purchase agreement. Total purchase consideration was as follows:

Amount
USD
Cash consideration	$1,000
Contingent consideration (1)	1,826
Total purchase consideration	$2,826
(1)	The Company agreed to pay a cash earnout to the former sole shareholder of TBI based on the achievement against certain operational metrics in the 12-month and 24-month periods beginning on the closing date on which the TBI ceases to be subject to its S corporation election status under applicable law. The actual earnout is estimated to range between zero and $2,723. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded at each reporting date until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s consolidated statements of operations. As of June 30, 2025, the fair value of the earnout was $1,826, of which $928 was included in “Accrued expenses and other current liabilities”, and $898 was included in “Other non-current liabilities”, on the Company’s condensed consolidated balance sheets, respectively. The preliminary acquisition date fair value of the earnout is subject to subsequent measurement period adjustment as valuation is finalized. There are no deferred tax liabilities at acquisition as there is no difference between the tax and book basis of the contingent consideration.

As of June 30, 2025, $1,000 of total cash consideration has been paid.

The acquisition was accounted for as a business combination by applying the acquisition method. Accordingly, the acquired assets and liabilities were recorded at their fair value on the date of acquisition. Fair value of net assets, aside from intangible assets, are valued at net book value with no fair value adjustments identified. The purchase price allocation on intangible assets was based on a valuation analysis that utilized and considered generally accepted valuation methodologies such as the income and cost approach. The Company engaged a third-party valuation firm to assist with the valuation of assets acquired and liabilities assumed in this business combination. The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable judgment from management. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, and the assumptions and estimates used to determine the cash inflows and outflows. The Company determine discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of assets, forecasted life cycle and forecasted cash flows over that period.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions and are subject to change within the measurement period as valuations are finalized. The primary area of preliminary purchase price allocation subject to change relates to the valuation of intangible assets and residual goodwill.

Amount
USD
Cash consideration	$1,000
Contingent consideration	1,826
Total purchase consideration	$2,826

Cash acquired from acquisition of TBI	$6
Intangible assets - licenses and carrier appointments (1)	478
Intangible assets - customer relationship (1)	203
Intangible assets - non-compete agreement (1)	49
Total Identifiable Net Assets	736
Goodwill (2)	$2,090

(1)	The intangible assets, including the licenses and carrier appointments, customer relationship and non-compete agreement. The licenses and carrier appointments and customer relationship were valued using the multi-period excess earning method under income approach, which represents the excessive earnings generated by the asset that remains after a deduction for a return on other contributory assets. The non-compete agreement was valued using discounted incremental cash flow method under income approach, which represents the difference between the value of the business with and without the intangible asset. The estimated life of licenses and carrier appointments, customer relationship and non-compete agreement are indefinite, seven and three years, respectively. The screen test was not met, as the fair value was distributed across multiple distinct intangible assets rather than concentrated in a single identifiable asset or group of similar identifiable assets. There are no deferred tax assets at acquisition as there is no difference between the tax and book basis of the intangibles assets.
(2)	Goodwill arose in the acquisition of TBI was attributable to the benefit of expected synergies, revenue growth, future market development and the assembled workforce as of the date of acquisition and assigned to the TP segment as a separate TPI reporting unit. These benefits are not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill arising from the acquisition is not expected to be deductible for tax purposes.

The net revenue and net loss of TBI since the acquisition date and that were included in the Company’s consolidated statements of operations for the six months ended June 30, 2025 are $21 and $465, respectively.

Pro forma results of operations for the TBI acquisition have not been presented as they are not material to the Company’s consolidated results.

5.   LONG-TERM INVESTMENTS

Long-term investments consisted of the following (in thousands):

		As of December 31,	As of June 30,
	Note	2024	2025
Equity method investments:
Fundrise, L.P.	(i)	$13,129	$13,374
Other	(ii)	—	—
Total equity method investments		$13,129	$13,374

Equity investment with readily determinable fair values:
Kaixin Auto Holdings		$57	$36

Equity investment without readily determinable fair values:
Suzhou Youge Interconnection Venture Capital Center	(iii)	$—	$—
Other		100	100
Total equity investments without readily determinable fair values		$100	$100

Total long-term investments		$13,286	$13,510
(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2024 and June 30, 2025 and recognized its share of income of $193 and $147 for the three months ended June 30, 2024 and 2025, and share of income of $290 and $245 for the six months ended June 30, 2024 and 2025, respectively.

For the three and six months ended June 30, 2025, Fundrise, L.P. reported revenue of $161 and $324, and operating income of $150 and $303, respectively. The net income of Fundrise, L.P. for the six months ended June 30, 2024 and 2025 was $296 and $250, of which $290 and $245 were attributable to the Company, respectively.

(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,385 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2024 and June 30, 2025 and did not recognize share of income for the three and six months ended June 30, 2024 and 2025, respectively. For the three and six months ended June 30, 2024, the Company recognized an impairment loss of nil and $588, respectively, and no impairment loss for the same periods in fiscal year 2025.

(iii)	In June 2016, the Company entered into an agreement to purchase limited partnership interest of Suzhou Youge for a total consideration of $697 (RMB5 million) and held 2.98% equity interest. The Company acts as “General Partner” of Suzhou Youge, L.P. As of December 31, 2024, the Company recognized full impairment on this long-term investment.

6.   OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases are renewable upon negotiation.

For the three months ended June 30, 2024 and 2025, cash paid for amounts included in the measurement of lease liabilities was $122 and $217, respectively. For the six months ended June 30, 2024 and 2025, cash paid for amounts included in the measurement of lease liabilities was $245 and $423, respectively.

The operating lease cost and short-term lease cost for the three and six months ended June 30, 2024 and 2025 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Selling expenses	$21	$24	$39	$47
Research and development expenses	73	207	194	412
General and administrative expenses	14	22	34	42
Total operating lease cost	108	253	267	501

Short-term lease cost	76	21	85	24

Total lease cost	$184	$274	$352	$525

The weighted average remaining lease term as of December 31, 2024 and June 30, 2025 was 3.73 and 3.32 years, respectively, and the weighted average discount rate of the operating leases was 5.08% and 4.15%, respectively.

Maturities of lease liabilities as of June 30, 2025 were as follows (in thousands):

Operating Lease
Remainder of 2025	$322
2026	503
2027	304
2028	49
2029	42
After	136
Total undiscounted lease payment	1,356
Less: Imputed interest	(82)
Present value of lease liabilities	$1,274

7.   ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the three months ended June 30, 2024 and 2025, 5,207,580 and 251,370 Class A ordinary shares, respectively, were issued due to the exercise of share options or vesting of restricted share units under share-based compensation. During the six months ended June 30, 2024 and 2025, 101,311,920 and 507,915 Class A ordinary shares, respectively, were issued due to the exercise of share options or vesting of restricted share units under share - based compensation.

On March 5, 2025, the Company’s board of directors declared a special cash dividend of US$0.01346 per ordinary share, or US$0.6057 per ADS, to all holders of ordinary shares (including those in the form of ADSs) of record as of 5:00 p.m. Eastern Time on March 17, 2025. The aggregate amount of the cash dividend was approximately $11 million. The special cash dividend was paid from the Company’s current cash position on March 27, 2025.

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

For the three months ended June 30, 2024 and 2025, the Company repurchased 53,433 and 27,459 ADSs, representing 2,404,485 and 1,235,655 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $32 and $29 on the open market, at a weighted average price of $0.61 and $1.03 per ADS, respectively. For the six months ended June 30, 2024 and 2025, the Company repurchased 231,019 and 61,179 ADSs, representing 10,395,855 and 2,753,055 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $187 and $86 on the open market, at a weighted average price of $0.81 and $1.38 per ADS, respectively.

The following table sets forth repurchase activity under the Stock Repurchase Program for the six months ended June 30, 2025 (amount in thousands, except share and per share amounts):

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	ADSs Purchased	Per ADS	Programs	the Programs
Periods
January 2025
Open market purchases	29,667	1.71	50	3,104
February 2025
Open market purchases	4,053	1.76	7	3,097
May 2025
Open market purchases	7,066	$1.02	$7	$3,090
June 2025
Open market purchases	20,393	$1.06	$22	$3,068
Total	61,179		$86

Change of Shares withheld for payroll taxes on Restricted Stock Units (“RSU”) into treasury stock

The Company entered into an employee stock option service agreement on January 1, 2021, (the “ESOP Agreement”) with The Core Group (“Core”), pursuant to which Core withheld ADSs for the payroll tax liabilities from the employees. The Company used excess cash on hand to remit payroll tax liabilities on behalf of optionees. In fiscal year 2024,due to the Stock Repurchase Program, the Company decided to redesignate the ADSs withheld for the payroll taxes into treasury stock, which were 173,548 ADSs in the aggregate, representing 7,809,660 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $674, at a weighted average price of $3.89 per ADS. In March, 2025, the Company recorded ADSs withheld for the payroll taxes as treasury stock, which were 215 ADSs in the aggregate, representing 9,675 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $0.3, at a weighted average price of $1.53 per ADS. In June, 2025, the Company recorded ADSs withheld for the payroll taxes as treasury stock, which were 210 ADSs in the aggregate, representing 9,450 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $0.3, at a weighted average price of $1.46 per ADS.

True-up adjustment of the Class A ordinary shares

The number of Class A Ordinary shares issued and outstanding has been adjusted to reflect the true-up provisions based on the shares number recorded by the third-party transfer agent. The true-up adjustment resulted in an increase of 15,418,167 Class A ordinary shares, bringing the total number of Class A ordinary shares outstanding to 646,048,168 as of June 30, 2025. This adjustment is immaterial to the financial statement presentation of the Company’s basic and diluted net (loss) income per share calculations.

8.   SHARE-BASED COMPENSATION

Moatable, Inc. Stock options

The following table summarizes information with respect to share options outstanding as of June 30, 2025:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	11,250,000	8.99	$0.01	$0.01	3,046,875	8.99	$0.01	$0.01
	11,250,000			$0.01	3,046,875			$0.01

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2024	11,250,000	$0.01

Balance, June 30, 2025	11,250,000	$0.01

Exercisable, June 30, 2025	3,046,875	$0.01

Expected to vest, June 30, 2025	8,203,125	$0.01

Share-based compensation is based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method.

For employee stock options, the Company recorded share-based compensation of nil and $10 for the three months ended June 30, 2024 and 2025, and nil and $20 for the six months ended June 30, 2024 and 2025, respectively, based on the fair value on the grant dates over the requisite service period of award using the straight-line method.

For the three and six months ended June 30, 2024 and 2025, there was no share-based compensation recorded for non-employee options.

As of June 30, 2025, there was $119 unrecognized share-based compensation expense relating to share options. This amount is expected to be recognized over a weighted - average vesting period of 2.92 years.

Moatable, Inc. Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2024	2,493,075	$0.03

Vested	(507,915)	$0.03
Forfeited	(30)	$0.10

Outstanding as of June 30, 2025	1,985,130	$0.03

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares of $542 and $20 for the three months ended June 30, 2024 and 2025, and $1,097 and $38 for the six months ended June 30, 2024 and 2025, respectively.

Total unrecognized compensation expense amounting to $63 related to nonvested restricted shares granted as of June 30, 2025. The expense is expected to be recognized over a weighted-average period of 1.86 years.

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

For the three and six months ended June 30, 2024, Lofty granted an aggregate of 7,800 options under 2021 Lofty Plan to Joseph Chen, the chairman and the chief executive of the Company, and Grant Moon, a director of the Company, as compensation for their service. The weighted average grant-date fair value of the options granted during the period presented was $25.20 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

For the three and six months ended June 30, 2024, Trucker Path granted an aggregate of 7,800 options under 2021 Trucker Path Plan to Joseph Chen, the chairman and the chief executive of the Company, and Grant Moon, a director of the Company, as compensation for their service. The weighted average grant-date fair value of the options granted during the period presented was $14.77 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

For the three and six months ended June 30, 2025, no options were newly granted by Lofty and Trucker Path under 2020 Lofty Plan, 2020 Trucker Path Plan, 2021 Lofty Plan and 2021 Trucker Path Plan.

The Company recorded share-based compensation expense for Lofty and Trucker Path for the three and six months ended June 30, 2024 and 2025 as follows, based on the fair value on the grant dates over the requisite service period of award using the straight-line method (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Lofty	$47	$98	$93	$136
Trucker Path	$64	$117	$135	$180

As of June 30, 2025 there were $280 and $344 unrecognized share-based compensation expense relating to share options of Lofty Plan and Trucker Path Plan, respectively. This amount is expected to be recognized over a weighted-average vesting period of 2.48 and 2.14 years for Lofty Plan and Trucker Path Plan, respectively.

The following table summarizes information with respect to share options outstanding of Lofty as of June 30, 2025:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00, 33.48 and 73.35	46,554	6.59	$30.61	$35.11	37,457	6.12	$28.28	$41.51
	46,554			$35.11	37,457			$41.51

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2024	46,748	$30.79	$18.21
Forfeited	(194)	$73.35	$33.48
Balance, June 30, 2025	46,554	$30.61	$18.15
Exercisable, June 30, 2025	37,457	$28.28
Expected to vest, June 30, 2025	9,097	$40.19

The following table summarizes information with respect to share options outstanding of Trucker Path as of June 30, 2025:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00, 64.70 and 133.00	49,015	6.66	$57.96	$34.50	39,494	6.17	$52.95	$42.82
	49,015			$34.50	39,494			$42.82

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2024	49,015	$57.96	$28.23

Balance, June 30, 2025	49,015	$57.96	$28.23
Exercisable, June 30, 2025	39,494	$52.95
Expected to vest, June 30, 2025	9,521	$78.55

The total amount of share-based compensation expense for options and nonvested restricted shares of the Company, Lofty and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Selling and marketing	$41	$24	$82	$48
Research and development	206	18	412	39
General and administrative	406	203	831	287
Total share-based compensation expense	$653	$245	$1,325	$374

There was no income tax benefit recognized in the statements of operations for share-based compensation for the three and six months ended June 30, 2024 and 2025.

9.   RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth the related party and their relationships with the Company:

	Name	Relationship
(a)	Infinities Technology (Cayman) Holding Limited (“Infinities”)	Equity investment of the Company
(b)	Oak Pacific Investment (“OPI”) and its subsidiaries	An entity controlled together by chief executive officer and one of our independent board member, and its subsidiaries.

Amounts due from related party

As of December 31, 2024 and June 30, 2025 amounts due from related party was as follows (in thousands):

	Note	As of December 31, 2024	As of June 30, 2025
Infinities	(i)	650	661
OPI and its subsidiaries		13	11
Total		$663	$672
(i)	The balance represents the receivable from Infinities in connection with the disposition of the SNS business. In November 2018, the Company’s Board of Directors approved a proposal for the sale of its SNS Business to Beijing Infinities for a combined consideration of $20,000 in cash and $40,000 in the form of Beijing Infinities shares to be issued to the Company. The Company collected $6,866 in 2019, however, by December 31, 2019, Beijing Infinities failed to make payments under the agreed extended repayment plan. Based on assessment of the collectability, the Company provided an allowance of $12,408 for the receivable. Additionally, the shares receivable in the form of Infinites Technology (Cayman) Holding Limited, which is the holding company of Beijing Infinities, were received as of December 31, 2020 and were recorded as long-term investments in the consolidated balance sheets as of December 31, 2020.

Amounts due to related party

As of December 31, 2024 and June 30, 2025 amounts due to related party was as follows (in thousands):

	As of December 31, 2024	As of June 30, 2025
Infinities	$623	$635
Total	$623	$635

10.   SEGMENT INFORMATION and GEOGRAPHIC INFORMATION

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

The Company measures the results of its segments using, among other measures, each segment’s revenue, cost of sales and operating expenses. Information for the Company’s segments and Corporate, is provided in the following table:

	Lofty	Trucker Path	The Corporate	Eliminations	Consolidated
For the three months ended June 30, 2025
Revenues:
Subscription services	$8,595	$8,823	$—	$—	$17,418
Advertising services	410	468	—	—	878
Other Saas services	890	51	—	—	941
Other services	—	—	154	(115)	39
Total revenues	9,895	9,342	154	(115)	19,276
Cost	2,132	2,820	31	—	4,983
Gross profit	7,763	6,522	123	(115)	14,293
Operating expenses:
Selling and marketing expense	3,130	1,356	57	(103)	4,440
Research and development expense	3,205	2,789	85	(10)	6,069
General and administrative expense	1,876	933	531	(2)	3,338
Total operating expenses	8,211	5,078	673	(115)	13,847
(Loss) Income from operations	$(448)	$1,444	$(550)	$—	$446
Other expense, net					(33)
Interest income					171
Income before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$584

Other segment information:
Depreciation and amortization	$114	$15	$30	$—	$159
Goodwill	4,995	—	—	—	4,995
Intangible assets, net	1,492	1,088	16	—	2,596

For the three months ended June 30, 2024
Revenues:
Subscription services	$8,045	$6,234	$—	$—	$14,279
Advertising services	375	476	—	—	851
Other Saas services	71	48	—	—	119
Other services	—	—	155	(115)	40
Total revenues	8,491	6,758	155	(115)	15,289
Cost	1,382	2,082	36	—	3,500
Gross profit	7,109	4,676	119	(115)	11,789
Operating expenses:
Selling and marketing expense	3,879	1,017	97	(107)	4,886
Research and development expense	2,260	2,168	134	(7)	4,555
General and administrative expense	1,289	820	1,028	(1)	3,136
Total operating expenses	7,428	4,005	1,259	(115)	12,577
(Loss) Income from operations	$(319)	$671	$(1,140)	$—	$(788)
Other expense, net					(52)
Loss from fair value change of a long-term investment					(133)
Interest income					409
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$(564)

Other segment information:
Depreciation and amortization	$37	$13	$33	$—	$83
Intangible assets, net	54	369	25	—	448

	Lofty	Trucker Path	The Corporate	Eliminations	Consolidated

For the six months ended June 30, 2025
Revenues:
Subscription services	$17,156	$16,599	$—	$—	$33,755
Advertising services	805	796	—	—	1,601
Other Saas services	1,745	94	—	—	1,839
Other services	—	—	311	(230)	81
Total revenues	19,706	17,489	311	(230)	37,276
Cost	4,195	5,304	70	—	9,569
Gross profit	15,511	12,185	241	(230)	27,707
Operating expenses:
Selling and marketing expense	7,715	2,556	102	(210)	10,163
Research and development expense	6,121	5,629	97	(17)	11,830
General and administrative expense	3,567	1,614	1,064	(3)	6,242
Total operating expenses	17,403	9,799	1,263	(230)	28,235
(Loss) Income from operations	$(1,892)	$2,386	$(1,022)	$—	$(528)
Other income, net					33
Loss from fair value change of a long-term investment					(21)
Interest income					453
Income before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$(63)

Other segment information:
Depreciation and amortization	$256	$28	$61	$—	$345
Goodwill	4,995	—	—	—	4,995
Intangible assets, net	1,492	1,088	16	—	2,596

For the six months ended June 30, 2024
Revenues:
Subscription services	$15,559	$11,872	$—	$—	$27,431
Advertising services	734	881	—	—	1,615
Other Saas services	147	38	—	—	185
Other services	—	—	311	(230)	81
Total revenues	16,440	12,791	311	(230)	29,312
Cost	2,769	3,975	72	—	6,816
Gross profit	13,671	8,816	239	(230)	22,496
Operating expenses:
Selling and marketing expense	7,045	1,976	155	(214)	8,962
Research and development expense	4,371	4,299	357	(14)	9,013
General and administrative expense	2,549	1,510	2,477	(2)	6,534
Impairment of intangible assets	207	—	—	—	207
Total operating expenses	14,172	7,785	2,989	(230)	24,716
(Loss) Income from operations	$(501)	$1,031	$(2,750)	$—	$(2,220)
Other expense, net					(18)
Loss from fair value change of a long-term investment					(1,621)
Interest income					771
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$(3,088)

Other segment information:
Depreciation and amortization	$118	$25	$66	$—	$209
Intangible assets, net	54	369	25	—	448

Geographic Data

The following table provides information related to the total revenues:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
United States	$14,227	$17,162	$27,257	$33,182
International	1,062	2,114	2,055	4,094
Total operating revenues	$15,289	$19,276	$29,312	$37,276

The following table provides information related to the long-lived assets, net:

	As of December 31,	As of June 30,
	2024	2025
United States	$7,281	$7,793
International	2,301	2,417
Long-lived assets, net	$9,582	$10,210

11.   STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the three and six months ended June 30, 2024 and 2025, respectively.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution was $8,455 and $8,271 as of December 31, 2024 and June 30, 2025, respectively.

12.   INCOME TAXES

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has a full valuation allowance against U.S. federal and state net operating losses.

13.   COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of June 30, 2025 and through the issuance date of these condensed consolidated financial statements.

14.   SUBSEQUENT EVENTS

On July 18, 2025 the Company reduced the $5 million restricted cash to $1 million which corresponded to lowering its deductible/retention on its directors and officers’ insurance coverage.

The Company has evaluated subsequent events through August 15, 2025, the date of issuance of the condensed consolidated financial statements, and noted that there are no other subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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

Our total revenues increased from $15.3 million for the three months ended June 30, 2024 to $19.3 million for the same period in 2025, and net loss of $0.5 million for the three months ended June 30, 2024 turned into net income of $0.4 million for the same period in 2025. For the six months ended June 30, 2024, our total revenues increased from $29.3 million to $37.3 million in the same period in 2025, and net loss for the six months ended June 30, 2024 was $3.6 million and $0.7 million for the same period in 2025. Net income for the three months ended June, 2025 was driven primarily by income from operations of $0.4 million and interest income of $0.2 million, partially offset by income tax expenses of $0.3 million.

Operating loss of $0.8 million for the three months ended June 30, 2024 turned into an operating income of $0.4 million for the three months ended June 30, 2025, respectively, and loss from operations improved from $2.2 million to $0.5 million for the six months ended June 30, 2024 and 2025, respectively.

Components of Results of Operations

Revenue

We derive substantially all of our revenues from SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. Timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was $4.6 million and $4.8 million as of December 31, 2024 and June 30, 2025, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025

	(In thousands of US$)		(In thousands of US$)
Lofty
Subscription services	$8,045	$8,595	$15,559	$17,156
Advertising services	375	410	734	805
Other SaaS services	71	890	147	1,745
Subtotal	$8,491	$9,895	$16,440	$19,706
Trucker Path
Subscription services	$6,234	$8,823	$11,872	$16,599
Advertising services	476	468	881	796
Other SaaS services	48	51	38	94
Subtotal	$6,758	$9,342	$12,791	$17,489
Other Operations
Other services	$40	$39	$81	$81
Total revenues	$15,289	$19,276	$29,312	$37,276

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

Cost of Revenues

Cost of revenues consists primarily of Apple App Store and Google Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues was $3.5 million and $5.0 million for the three months ended June 30, 2024 and 2025, respectively; and $6.8 million and $9.6 million for the six months ended June 30, 2024 and 2025, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses, both as dollar amounts and as percentages of our total revenues, for the periods indicated (in thousands).

	For the three months ended June 30,				For the six months ended June 30,
	2024		2025		2024		2025

	(in thousands of US$, except for percentages)				(in thousands of US$, except for percentages)
	US$	%	US$	%	US$	%	US$	%
Operating expenses:
Selling and marketing	$4,886	32.0%	$4,440	23.0%	$8,962	30.6%	$10,163	27.3%
Research and development	4,555	29.8%	6,069	31.5%	9,013	30.7%	11,830	31.7%
General and administrative	3,136	20.5%	3,338	17.3%	6,534	22.3%	6,242	16.7%
Impairment of intangible assets	—	—%	—	—%	207	0.7%	—	—%
Total operating expenses	$12,577	82.3%	$13,847	71.8%	$24,716	84.3%	$28,235	75.7%

Our selling and marketing expenses, research and development expenses, and general and administrative expenses include share-based compensation expenses of $0.7 million and $0.2 million for the three months ended June 30, 2024 and 2025, respectively; and $1.3 million and $0.4 million for the six months ended June 30, 2024 and 2025, respectively.

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

Results of Operations

Comparison of the Three and Six months ended June 30, 2025 and 2024

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2024	2025	2024	2025
Revenues	$15,289	$19,276	$29,312	$37,276
Cost of revenues	3,500	4,983	6,816	9,569
Operating expenses	12,577	13,847	24,716	28,235
(Loss) Income from operations	(788)	446	(2,220)	(528)
Total other income (expenses), net	224	138	(868)	465
(Loss) Income before income taxes	(564)	584	(3,088)	(63)
Income tax expenses	(121)	(296)	(236)	(841)
Impairment on and income (loss) in equity method investments, net of tax	193	147	(298)	245
Net (loss) income	$(492)	$435	$(3,622)	$(659)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Revenues

Our revenues increased by 26.1% from $15.3 million for the three months ended June 30, 2024 to $19.3 million for the same period in 2025. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 21.7% from $14.3 million for the three months ended June 30, 2024 to $17.4 million for the same period in 2025. The increase was driven by expanded Trucker Path subscriber base and contnued growth in Lofty enterprise account base. The Company’s paying subscriptions as of June 30, 2025 for Trucker Path increased to 144,800, by 30%, compared to June 30, 2024 paying subscriptions of 111,600. The Company’s paying subscriptions as of June 30, 2025 for Lofty decreased to 3,900, by 5%, compared to June 30, 2024 paying subscriptions of 4,100. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 85,600 as of June 30, 2025 from 78,500 as of June 30, 2024, an increase of 9%.

●	Advertising Services. Our revenue from advertising services stayed stable of $0.9 million for the three months ended June 30, 2024 and for the same period in 2025.

Cost of revenues

Our cost of revenues increased by 42.9% from $3.5 million for the three months ended June 30, 2024 to $5.0 million for the same period in 2025. This increase was primarily due to the increase of software expenses directly related to the cloud hosting services which provide a better user experience and the expansion of lower margin Lofty SaaS businesses.

Gross Margins

Our gross margin decreased 3.0% from 77.1% for the three months ended June 30, 2024 to 74.1% for the same period in 2025. The decrease was primarily due to increase in cost of service features provided within our real estate SaaS platform.

Operating expenses

Our operating expenses increased by 9.5% from $12.6 million for the three months ended June 30, 2024 to $13.8 million for the same period in 2025, primarily due to the increase of research and development expenses and general and administrative expenses.

●	Selling and marketing expenses. Our selling and marketing expenses decreased by 10.2% from $4.9 million for the three months ended June 30, 2024 to $4.4 million for the same period in 2025. This decrease was primarily due to a lower sales tax expense since the company started charging sales tax to its clients in the second quarter of 2025.
●	Research and development expenses. Our research and development expenses increased by 32.6% from $4.6 million for the three months ended June 30, 2024 to $6.1 million for the same period in 2025. This increase was primarily due to an increase in our research and development headcount for new projects, and partially offset by reduced share-based compensation expenses, which was substantially fully vested in fiscal year 2024.
●	General and administrative expenses. Our general and administrative expenses increased by 6.5% from $3.1 million for the three months ended June 30, 2024 to $3.3 million for the same period in 2025. The increase was primarily due to an increase in headcount and higher professional service fees, partially offset by a decrease in share-based compensation and legal fees.

Loss from fair value change of a long-term investment

Loss from fair value change of a long-term investment was nil for the three months ended June 30, 2025, compared with $0.1 million for the same period in 2024. The loss from fair value change of a long-term investment represents the unrealized loss from reduction in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Revenues

Our revenues increased by 27.3% from $29.3 million for the six months ended June 30, 2024 to $37.3 million for the same period in 2025. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 23.4% from $27.4 million for the six months ended June 30, 2024 to $33.8 million for the same period in 2025. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying account subscriptions as of June 30, 2025 for Trucker Path increased to 144,800, by 30%, compared to June 30, 2024 paying subscriptions of 111,600. The Company’s paying account subscriptions as of June 30, 2025 for Lofty decreased to 3,900, by 5%, compared to June 30, 2024 paying subscriptions of 4,100. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 85,600 as of June 30, 2025 from 78,500 as of June 30, 2024, an increase of 9%.

●	Advertising Services. Our revenue from advertising services stayed stable of 1.6 million for the six months ended June 30, 2024 and 2025, respectively.

Cost of revenues

Our cost of revenues increased by 41.2% from $6.8 million for the six months ended June 30, 2024 to $9.6 million for the same period in 2025. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow our SaaS businesses.

Gross Margins

Our gross margin decreased by 2.4% from 76.7% for the six months ended June 30, 2024 to 74.3% for the same period in 2025. The decrease was primarily due to increase in cost of service features provided within our real estate SaaS platforms.

Operating expenses

Our operating expenses increased by 14.2% from $24.7 million for the six months ended June 30, 2024 to $28.2 million for the same period in 2025, primarily due to increase of research and development expenses and general and administrative expenses.

●	Selling and marketing expenses. Our selling and marketing expenses increased by 13.3% from $9.0 million for the six months ended June 30, 2024 to $10.2 million for the same period in 2025. This increase was primarily due to increase in headcount.
●	Research and development expenses. Our research and development expenses increased by 31.1% from $9.0 million for the six months ended June 30, 2024 to $11.8 million for the same period in 2025. This increase was primarily due to an increase in our research and development headcount for new projects, and partially offset by a decrease of software expense and reduced share-based compensation expenses, which was substantially fully vested in fiscal year 2024.
●	General and administrative expenses. Our general and administrative expenses decreased by 4.6% from $6.5 million for the six months ended June 30, 2024 to $6.2 million for the same period in 2025. The decrease was primarily due to lower legal fees and share-based compensation expenses, and partially offset by higher payroll expenses due to increased headcount, as well as higher consulting and outside service fees.
●	Impairment of intangible asset. Our impairment of intangible asset decreased from $0.2 million for the six months ended June 30, 2024 to nil for the same period in 2025. The impairment loss in 2024 was due to impairment of the technology platform of LoftyWorks.

Loss from fair value change of a long-term investment

Loss from fair value change of a long-term investment was $0.02 million for the six months ended June 30, 2025, compared to $1.6 million for the same period in 2024. The loss from fair value change of a long-term investment represents the unrealized loss from reduction in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

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

We measure the results of our segments using revenue and cost of sales. Information for our segments and Corporate for the three and six months ended June 30, 2024 and 2025, is provided in the following table (in thousands).

	Lofty	Trucker Path	The Corporate	Eliminations	Consolidated
For the three months ended June 30, 2025
Revenue	$9,895	$9,342	$154	$(115)	$19,276
Cost of sales	2,132	2,820	31	—	4,983
Gross Margin	$7,763	$6,522	$123	$(115)	$14,293

For the three months ended June 30, 2024
Revenue	$8,491	$6,758	$155	$(115)	$15,289
Cost of sales	1,382	2,082	36	—	3,500
Gross Margin	$7,109	$4,676	$119	$(115)	$11,789

For the six months ended June 30, 2025
Revenue	$19,706	$17,489	$311	$(230)	$37,276
Cost of sales	4,195	5,304	70	—	9,569
Gross Margin	$15,511	$12,185	$241	$(230)	$27,707

For the six months ended June 30, 2024
Revenue	$16,440	$12,791	$311	$(230)	$29,312
Cost of sales	2,769	3,975	72	—	6,816
Gross Margin	$13,671	$8,816	$239	$(230)	$22,496

For more details, please refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information about our segment information.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of June 30, 2025, we had net current assets (current assets less current liabilities) of $7.1 million. For the three months ended June 30, 2024 and 2025, we incurred loss from operations amounting to $0.8 million and income from operations to $0.4 million; for the six months ended June 30, 2024 and 2025, we incurred loss from operations amounting to $2.2 million and $0.5 million, and negative cash flows from operating activities of $0.3 million and $2.8 million, respectively.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of $17.1 million, excluding restricted cash of $5.0 million as of June 30, 2025. The cash reserve is expected to meet our operating needs for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

Cash Flows and Working Capital

The following table sets forth a summary of cash flows for the periods indicated (in thousands):

	For the six months ended June 30,
	2024	2025

	(Unaudited, in thousands of US$)
Net cash used in operating activities	$(289)	$(2,836)
Net cash (used in) provided by investing activities	(136)	3,837
Net cash provided by (used in) financing activities	858	(11,192)
Net increase (decrease) in cash and cash equivalents and restricted cash	433	(10,191)
Cash and cash equivalents and restricted cash at the beginning of the period	38,969	31,922
Effect of exchange rate changes	(165)	390
Cash and cash equivalents and restricted cash at end of period	$39,237	$22,121

Net cash used in operating activities was $2.8 million for the six months ended June 30, 2025, compared to $0.3 million for the same period in 2024. The principal adjustments to reconcile our net loss to our net cash used in operating activities were $0.4 million of share-based compensation expense, $0.4 million of amortization of the right-of-use assets and $0.3 million of depreciation and amortization. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities for the six months ended June 30, 2025 was an increase in accounts receivable of $1.0 million, a decrease in income tax payable of $0.7 million, a decrease in accounts payable of $0.6 million and a decrease in operating lease liabilities of $0.4 million.

Net cash used in operating activities was $0.3 million for the six months ended June 30, 2024. The principal adjustments to reconcile our net loss to our net cash used in operating activities were fair value change on long-term investment, share-based compensation expense and impairment on and (gain) loss in equity method investments. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities for the six months ended June 30, 2024 was an increase in accounts receivable of $0.6 million and a decrease in accrued expenses and other current liabilities of $0.06 million, and partially offset by an increase in deferred revenue of $0.2 million.

Net cash provided by investing activities was $3.8 million for the six months ended June 30, 2025, compared to net cash used in $0.1 million for the same period in 2024. Net cash provided by investing activities for the six months ended June 30, 2025 was due to $5.0 million for redemption of short-term investments and partially offset by $1.0 million for the payment for acquisition of a subsidiary, net of cash acquired and $0.1 million to purchase computers and furniture. Net cash used in investing activities for the six months ended June 30, 2024 was due to $0.1 million for the purchase of computers.

Net cash used in financing activities was $11.2 million for the six months ended June 30, 2025, compared to net cash provided by $0.9 million for the same period in 2024. Net cash used in financing activities for the six months ended June 30, 2025 was primarily due to $11.1 million of special cash dividends to ordinary shares. Net cash provided by financing activities for the six months ended June 30, 2024 was primarily due to proceeds of $1.0 million from exercise of share options, partly offset by the repurchase of $0.2 million ordinary shares.

Contractual Obligations

The following table sets forth our contractual obligations including interest payment, if applicable, as of June 30, 2025 (in thousands):

	Payment Due by Period
		Less than 1
	Total	year	1-3 years	4-5 years	More than 5 years
Operating lease obligations (1)	1,356	322	807	91	136
Contingent earn-out consideration (2)	2,723	928	1,795	—	—
Total	4,079	322	3,530	91	136

Notes:

(1)	We lease facilities and offices under non-cancelable operating lease agreements.

(2)	Maximum amount of contingent earn-out consideration payable over the next two years associated with our acquisition of TBI on May 1, 2025. See Note 4 to the accompanying unaudited condensed consolidated financial statements for further details.

Capital Expenditures

We made capital expenditures of $0.1 million and $0.1 million for the six months ended June 30, 2024 and 2025, respectively. Our capital expenditures for the six months ended June 30, 2025 were primarily used for the purchase of computers and furniture. Capital expenditures for the six months ended June 30, 2024 were primarily used for the purchase of the computers.

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features and functions of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of approximately 380 engineers and developers as of June 30, 2025, accounting for approximately 58% of our employees as of that date. Most of our engineers and developers are based at our subsidiary offices in China.

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

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred US$9.0 million and US$11.8 million of research and development expenses for the six months ended June 30, 2024 and 2025, respectively.

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

We have 77 trademarks and one copyright as of June 30, 2025. Our employees sign confidentiality and non-compete agreements when hired.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2025 that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective, due to the three material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting

During the year ended December 31, 2024, our management identified three material weaknesses in our internal control over financial reporting, which remain unremediated as of June 30, 2025, as follows:

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

●	We have recruited personnel with the requisite knowledge in accounting and disclosure requirements for complex transactions under U.S. GAAP and statutory compliance. Where needed, we have engaged external parties with the expertise to evaluate and advise the company on complex or evolving areas such as public company filings, taxation, and valuation services.
●	We have designed a control environment, which allows management to monitor the effectiveness of internal controls over financial reporting and address gaps identified within the environment.
●	We have implemented a consolidated general ledger within a single enterprise resource planning application for all legal entities, which includes consolidation and statutory reporting capabilities.
●	We will design and implement evaluation policies and procedures to ensure internal control components are present and functioning.
●	We will improve the internal approval processes and implement the proper level of management review for each new grant. We will enhance communication between the human resources department and accounting department to ensure proper information sharing about new grants.

●	We have engaged experts to review and ensure completeness and accuracy of sales tax accrual and will design and implement a sales tax compliance system to ensure timely and accurate sales tax reporting.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the six months ended June 30, 2025 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

The following table presents information with respect to the Company’s repurchases of ADSs (each representing 45 of our Class A ordinary shares) during the quarter ended June 30, 2025:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	ADSs Purchased	Per ADS	Programs	the Programs
Periods
May 2025
Open market purchases	7,066	$1.02	$7	$3,090
June 2025
Open market purchases	20,393	$1.06	$22	$3,068
Total	27,459		$29

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, none of our company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant	10-Q	001-35147	3.1	8/14/2023

10.1#	Membership Interest Purchase Agreement dated as of March 31, 2025, by and between Trucker Path Insurance, Inc. and Daniel Raykes					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					*
*	Filed herewith.
**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

#

Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moatable, Inc.

Dated: August 15, 2025	By:	/s/ Joseph Chen
Joseph Chen
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2025	By:	/s/ Scott Stone
Scott Stone
Chief Financial Officer (Principal Financial and Accounting Officer)