Form 10-Q
period 2025-09-30
Moatable, Inc.
filed 2025-11-14
CIK 1509223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 6, 2025, the registrant had 568,592,953 Class A ordinary shares and 170,258,970 Class B ordinary shares outstanding.

Moatable, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events, financial or operating performance. Forward-looking statements often include words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, risks, or intentions. Forward-looking statements include, among other things, statements regarding:

●	future financial performance including statements about our revenue, cost of sales, gross margins, operating expenses, and business strategies;
●	predictions regarding the size and growth potential of the markets for our products or our ability to serve those markets;
●	ability to retain our customer base, grow the average subscription revenue per customer, or sell additional products and services to the customer base;
●	ability to expand our sales organization or research and development activities to address existing markets and serve new markets;
●	anticipate and address the technological or service needs of our customers, to release upgrades to our existing software platforms, and to develop new and enhanced applications to meet the needs of our customers;
●	likelihood of macro-economic events that may impact the ability to operate within certain markets or disrupt the flow of products and services such as pandemics, wars, and deterioration of relations between sovereign entities;
●	future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries, particularly those in which we operate and sell products, including China;
●	regulatory changes, business relationships and operating risks that impact our ability to compete within the industries we serve;
●	anticipated investments, including in sales and marketing, research and development, customer service and support, data center infrastructure, and our expectations relating to such investments;
●	ability to attract, hire, and retain talent including sales, software development, or management personnel to expand operations;
●	accuracy of our estimates regarding expenses, future revenues, gross margins, and needs for additional financing;
●	ability to obtain funding for our operations;
●	ability to integrate and grow acquired businesses and achieve anticipated results from strategic partnerships;
●	anticipated impact of litigation to which we are or may become a party;
●	effectiveness of lead generation, branding, and other demand generation strategies to reach our customers and sustain growth; and
●	expectation to voluntarily suspend our reporting obligations under the Securities Exchange Act of 1934, as amended, soon after the filing of this Quarterly Report on Form 10-Q.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND SEPTEMBER 30, 2025

(In thousands, except per share amounts and shares) (Unaudited)

	As of
	December 31,	September 30,
	2024	2025
ASSETS
Current assets
Cash and cash equivalents	$26,642	$22,049
Restricted cash	5,280	9,945
Short-term investments	4,980	—
Accounts receivable, net	3,705	5,228
Amounts due from related party	663	678
Prepaid expenses and other current assets, net	2,672	2,950
Total current assets	43,942	40,850

Non-current assets
Property and equipment, net	6,105	6,065
Intangible assets, net	1,927	3,223
Goodwill	2,658	4,840
Long-term investments	13,286	13,666
Right-of-use assets	1,340	1,430
Other non-current assets	210	306
Total non-current assets	25,526	29,530
TOTAL ASSETS	$69,468	$70,380

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,413	$1,671
Accrued expenses and other current liabilities	13,615	16,930
Operating lease liabilities - current	473	584
Amounts due to related party	623	639
Deferred revenue	4,577	4,904
Income tax payable	1,889	1,498
Total current liabilities	23,590	26,226

Non-current liabilities
Operating lease liabilities - non-current	763	838
Deferred tax liabilities	354	378
Long-term debt	—	9,750
Other non-current liabilities	—	898
Total non-current liabilities	1,117	11,864
TOTAL LIABILITIES	$24,707	$38,090

MOATABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS- continued

DECEMBER 31, 2024 AND SEPTEMBER 30, 2025

(In thousands, except per share amounts and shares) (Unaudited)

	As of December 31,	As of September 30,
	2024	2025
Commitments and contingencies (Note 14)	—	—

Shareholders’ equity
Class A ordinary shares, $0.001 par value, 3,000,000,000 shares authorized; 710,414,011 shares issued and 632,894,266 shares outstanding as of December 31, 2024; 726,595,513 shares issued and 653,561,413 shares outstanding as of September 30, 2025	$711	$726
Class B ordinary shares, $0.001 par value, 500,000,000 shares authorized; 170,258,970 shares issued and outstanding as of December 31, 2024 and September, 2025; each Class B ordinary share is convertible into one Class A ordinary share	170	170
Treasury stock	(2,929)	(2,359)
Additional paid in capital	784,598	772,889
Accumulated deficit	(720,810)	(722,412)
Statutory reserves	6,712	6,712
Accumulated other comprehensive loss	(9,199)	(8,810)

Total Moatable, Inc. shareholders’ equity	59,253	46,916

Non-controlling interest	(14,492)	(14,626)

Total equity	44,761	32,290

TOTAL LIABILITIES AND EQUITY	$69,468	$70,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2025

(In thousands, except per share amounts and shares) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Revenues:
SaaS revenue	$16,641	$20,388	$45,872	$57,583
Other services	45	37	126	118
Total revenues	16,686	20,425	45,998	57,701
Cost of revenues:
SaaS business	4,017	5,249	10,761	14,748
Other services	36	33	108	103
Total cost of revenues	4,053	5,282	10,869	14,851

Gross profit	12,633	15,143	35,129	42,850

Operating expenses
Selling and marketing	4,964	5,476	13,926	15,639
Research and development	4,779	6,663	13,792	18,493
General and administrative	3,461	4,456	9,995	10,698
Impairment of intangible assets	—	—	207	—
Total operating expenses	13,204	16,595	37,920	44,830

Loss from operations	(571)	(1,452)	(2,791)	(1,980)
Other income (expense), net	431	(15)	413	18
Gain (Loss) from fair value change of a long-term investment	147	(9)	(1,474)	(30)
Interest income, net	393	155	1,164	608
Income (Loss) before provision of income tax and income (loss) in equity method investments and non-controlling interest, net of tax	400	(1,321)	(2,688)	(1,384)
Income tax benefits (expenses)	604	(464)	368	(1,305)
Income (Loss) before loss in equity method investments and non-controlling interest, net of tax	1,004	(1,785)	(2,320)	(2,689)
Impairment on and income (loss) in equity method investments, net of tax	165	255	(133)	500
Net income (loss)	$1,169	$(1,530)	$(2,453)	$(2,189)
Less: Net income (loss) attributable to non-controlling interests	5	(239)	(42)	(587)
Net income (loss) attributable to Moatable, Inc.	$1,164	$(1,291)	$(2,411)	$(1,602)

Net income (loss) per share:
Net income (loss) per share attributable to Moatable, Inc. shareholders:
Basic	$0.001	$(0.002)	$(0.003)	$(0.002)
Diluted	0.001	(0.002)	(0.003)	(0.002)
Weighted average number of shares used in calculating net loss per share attributable to Moatable, Inc. shareholders:
Basic	811,518,063	823,855,963	780,018,704	814,467,454
Diluted	811,518,330	823,855,963	780,018,704	814,467,454

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2025

(In thousands, except per share amounts and shares) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Net income (loss)	$1,169	$(1,530)	$(2,453)	$(2,189)

Other comprehensive income (loss), net of tax
Foreign currency translation, net of nil income taxes	18	(99)	(24)	389
Other comprehensive income (loss)	18	(99)	(24)	389
Comprehensive income (loss)	1,187	(1,629)	(2,477)	(1,800)
Less: total comprehensive income (loss) attributable to non-controlling interest	6	(239)	75	(587)
Comprehensive income (loss) attributable to Moatable, Inc.	$1,181	$(1,390)	$(2,552)	$(1,213)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2025

(In thousands, except share amounts and shares) (Unaudited)

										Accumulated
										other	Total	Non-
	Class A Ordinary shares		Class B Ordinary shares		Treasury stock		Additional	Accumulated	Statutory	comprehensive	Moatable	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	reserves	(loss) income	Inc.’s Equity	interest	equity

Balance as of December 31, 2023	607,424,941	$608	170,258,970	$170	(57,192,165)	$(2,002)	782,365	$(718,673)	6,712	$(8,778)	$60,402	$(14,689)	$45,713
Stock-based compensation	—	—	—	—	—	—	555	—	—	—	555	117	672
Repurchase of Class A ordinary shares	—	—	—	—	(7,991,370)	(155)	—	—	—	—	(155)	—	(155)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(47)	(47)	(1)	(48)
Net loss	—	—	—	—	—	—	—	(3,103)	—	—	(3,103)	(27)	(3,130)
Exercise of share option and restricted shares vesting	96,104,340	96	—	—	—	—	944	—	—	—	1,040	—	1,040
Balance as of March 31, 2024	703,529,281	$704	170,258,970	$170	(65,183,535)	$(2,157)	783,864	$(721,776)	6,712	$(8,825)	$58,692	$(14,600)	$44,092
Stock-based compensation	—	—	—	—	—	—	542	—	—	—	542	111	653
Repurchase of Class A ordinary shares	—	—	—	—	(2,404,485)	(32)	—	—	—	—	(32)	—	(32)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(111)	(111)	117	6
Net loss	—	—	—	—	—	—	—	(472)	—	—	(472)	(20)	(492)
Exercise of share option and restricted shares vesting	5,207,580	5	—	—	—	—	—	—	—	—	5	—	5
Balance as of June 30, 2024	708,736,861	$709	170,258,970	$170	(67,588,020)	$(2,189)	$784,406	$(722,248)	$6,712	$(8,936)	$58,624	$(14,392)	$44,232
Stock-based compensation	—	—	—	—	—	—	164	—	—	—	164	110	274
Change of shares withheld for payroll taxes on restricted shares into treasury stock	—	—	—	—	(7,800,120)	(674)	—	—	—	—	(674)	—	(674)
Other comprehensive income	—	—	—	—	—	—	—	—	—	17	17	1	18
Net income	—	—	—	—	—	—	—	1,164	—	—	1,164	5	1,169
Exercise of share option and restricted shares vesting	512,235	1	—	—	—	—	—	—	—	—	1	—	1
Balance as of September 30, 2024	709,249,096	$710	170,258,970	$170	(75,388,140)	$(2,863)	$784,570	$(721,084)	$6,712	$(8,919)	$59,296	$(14,276)	$45,020

Balance as of December 31, 2024	710,414,011	$711	170,258,970	$170	(77,519,745)	$(2,929)	$784,598	$(720,810)	$6,712	$(9,199)	$59,253	$(14,492)	$44,761
Stock-based compensation	—	—	—	—	—	—	28	—	—	—	28	101	129
Repurchase of Class A ordinary shares	—	—	—	—	(1,517,400)	(57)	—	—	—	—	(57)	—	(57)
Change of shares withheld for payroll taxes on restricted shares into treasury stock*	—	—	—	—	(9,675)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	163	163	—	163
Cash dividend payments ($0.01346 per ordinary share)	—	—	—	—	—	—	(11,106)	—	—	—	(11,106)	—	(11,106)
Net loss	—	—	—	—	—	—	—	(818)	—	—	(818)	(276)	(1,094)
Exercise of share option and restricted shares vesting**	256,545	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2025	710,670,556	$711	170,258,970	$170	(79,046,820)	$(2,986)	$773,520	$(721,628)	$6,712	$(9,036)	$47,463	$(14,667)	$32,796
Stock-based compensation	—	—	—	—	—	—	30	—	—	—	30	215	245
Repurchase of Class A ordinary shares	—	—	—	—	(1,235,655)	(29)	—	—	—	—	(29)	—	(29)
Change of shares withheld for payroll taxes on restricted shares into treasury stock*	—	—	—	—	(9,450)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	325	325	—	325
Net income (loss)	—	—	—	—	—	—	—	507	—	—	507	(72)	435
True-up adjustment of Class A ordinary shares	15,418,167	15	—	—	—	—	(15)	—	—	—	—	—	—
Exercise of share option and restricted shares vesting**	251,370	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2025	726,340,093	$726	170,258,970	$170	(80,291,925)	$(3,015)	$773,535	$(721,121)	$6,712	$(8,711)	$48,296	$(14,524)	$33,772
Stock-based compensation	—	—	—	—	—	—	28	—	—	—	28	137	165
Repurchase of Class A ordinary shares	—	—	—	—	(547,200)	(18)	—	—	—	—	(18)	—	(18)
Change of shares withheld for payroll taxes on restricted shares into treasury stock*	—	—	—	—	(10,980)	—	—	—	—	—	—	—	—
True-up adjustment of Treasury stock	—	—	—	—	7,816,005	674	(674)	—	—	—	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(99)	(99)	—	(99)
Net loss	—	—	—	—	—	—	—	(1,291)	—	—	(1,291)	(239)	(1,530)
Exercise of share option and restricted shares vesting**	255,420	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2025	726,595,513	$726	170,258,970	$170	(73,034,100)	$(2,359)	$772,889	$(722,412)	$6,712	$(8,810)	$46,916	$(14,626)	$32,290

*The amount of Treasury stock is less than one thousand dollars.

**The amount of Class A Ordinary shares is less than one thousand dollars.

The accompanying notes are integral part of these condensed consolidated financial statements.

MOATABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2025

(In thousands) (Unaudited)

	For the nine months ended September 30,
	2024	2025
Cash flows from operating activities:
Net loss	$(2,453)	$(2,189)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,599	539
Impairment on and loss (income) in equity method investments	133	(500)
Amortization of the right-of-use assets	341	537
Depreciation and amortization	297	525
Release of tax liabilities	(726)	—
Reversal of aged other payables	(1,711)	—
Impairment on intangible asset	207	—
Fair value change on long-term investment	1,474	30
Provision for credit losses	1,053	55
Changes in operating assets and liabilities:
Accounts receivable	(1,130)	(1,578)
Prepaid expenses and other current assets	(410)	(282)
Other non-current assets	(55)	(96)
Accounts payable	152	(742)
Accrued expenses and other current liabilities	2,722	2,297
Deferred revenue	253	327
Operating lease liabilities	(388)	(564)
Income tax payable	346	(391)
Net cash provided by (used in) operating activities	1,704	(2,032)

Cash flows from investing activities:
Payment for acquisition of a subsidiary, net of cash acquired	(2,658)	(994)
Redemption of short-term investments	—	4,980
Purchases of intangible assets	(140)	(650)
Purchases of property and equipment	(177)	(241)
Dividend received from equity method investment	—	90
Net cash (used in) provided by investing activities	(2,975)	3,185

Cash flows from financing activities:
Proceeds from exercise of share options	1,046	—
Proceeds from debt	—	9,750
Ordinary share buyback	(187)	(104)
Special cash dividends to ordinary shares (including ADSs)	—	(11,106)
Net cash provided by (used in) financing activities	859	(1,460)

Net decrease in cash and cash equivalents and restricted cash	(412)	(307)
Cash and cash equivalents and restricted cash at the beginning of the period	38,969	31,922
Effect of exchange rate changes	(179)	379
Cash and cash equivalents and restricted cash at the end of the period	$38,378	$31,994
Reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	$33,150	$22,049
Restricted cash	5,228	9,945
Cash and cash equivalents and restricted cash at the end of the period	$38,378	$31,994

Supplemental schedule of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$1,590

Schedule of non-cash activities:
Obtaining right-of-use assets in exchange for operating lease liabilities	$1,228	$554
Estimated present value of contingent consideration of Truckers Best Insurance LLC (“TBI”)	—	1,826
Payable related to acquisition of The Letting Partnership Ltd (“TLP”)	830	—
Change of shares withheld for payroll taxes on restricted shares into treasury stock*	674	—

*For the nine months ended September 30, 2025, the amount of Treasury stock is less than one thousand dollars.

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

As of September 30, 2025, Moatable, Inc.’s major subsidiaries, VIE and VIE’s subsidiaries are as follows:

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

The following financial statement balances and amounts of the Company’s VIE were included in the accompanying condensed consolidated financial statements after elimination of intercompany balances and transactions between the offshore companies, WFOE, VIE and VIE’s subsidiaries. As of December 31, 2024 and September 30, 2025, the balance of the amounts payable by the VIE and its subsidiaries to the WFOE related to the service fees were nil.

	As of December 31,	As of September 30,
	2024	2025
Total assets	$4,774	$3,192
Total liabilities	$4,617	$4,224

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Revenues	$21	$15	$62	$51
Net loss	$(1,698)	$(2,523)	$(8,808)	$(9,392)

	For the nine months ended September 30,
	2024	2025
Net cash provided by (used in) operating activities	$345	$(834)
Net cash used in investing activities	$(18)	$(165)
Net cash used in financing activities	$—	$—

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

Relevant PRC laws and regulations restrict the VIE from transferring a portion of its net assets, equivalent to the balance of its statutory reserve and its share capital, to the Company in the form of loans and advances or cash dividends. Please refer to Note 12 for disclosure of restricted net assets.

2.   REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the United States Securities and Exchange Commission (the “SEC”), management of Moatable, Inc. (the “Company”) discovered that the sales tax liability was understated as of September 30, 2024 by $3,293, of which $2,358 is related to the prior years of 2021 through 2023, and $336 and $935 are related to the three months and nine months period ended September 30, 2024, respectively.

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

Although the Company concluded that the misstatement was not material to its previously issued financial statements, the Company has determined it was appropriate to present the impacts to its consolidated financial statements for the year ended December 31, 2023 on a prospective basis to provide appropriate context to stakeholders. Revision to its consolidated financial statements as of and for the year ended December 31, 2023 was included within the comparative consolidated financial statements as of and for the year ended December 31, 2024 contained in the Annual Report on Form 10-K filed with the SEC on April 15, 2025. Revisions to the Company’s condensed consolidated financial statements for the periods ended September 30, 2024 are tabulated below.

As of September 30, 2024, the omission of accrual of US sales tax liabilities was totaled $3,293, which has impact for the three and nine months ended September 30, 2024 by increasing $336 and $935 for selling expenses and $2,358 for the opening of accumulated deficit.

The following are the relevant line items from the Company’s consolidated balance sheet as of September 30, 2024, condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024, and condensed consolidated statements of cashflows for the nine months ended September 30, 2024, which illustrate the effect of the adjustments to the period presented:

Opening accumulated deficit as of January 1, 2024

	As
	reported	Adjustments	As adjusted
Accumulated deficit	$(716,315)	$(2,358)	$(718,673)

Selected consolidated balance sheet information as of September 30, 2024

	As
	reported	Adjustments	As restated
Accrued expenses and other current liabilities	$11,842	$3,293	$15,135
Total current liabilities	23,084	3,293	26,377
Total Liabilities	24,193	3,293	27,486
Accumulated deficit	(717,791)	(3,293)	(721,084)
Total Moatable, Inc. shareholders’ equity	62,589	(3,293)	59,296
Total equity	48,313	(3,293)	45,020

Selected consolidated statement of operations and comprehensive loss information for the three months ended September 30, 2024

	As
	reported	Adjustments	As restated
Selling and marketing	$4,628	$336	$4,964
Total operating expenses	12,868	336	13,204
Loss from operations	(235)	(336)	(571)
Income before provision of income tax and income (loss) in equity method investments and non-controlling interest, net of tax	736	(336)	400
Income before income (loss) in equity method investments and non-controlling interest, net of tax	1,340	(336)	1,004
Net income	1,505	(336)	1,169
Net income attributable to Moatable, Inc.	1,500	(336)	1,164
Net loss	1,505	(336)	1,169
Comprehensive income	1,523	(336)	1,187
Comprehensive income attributable to Moatable Inc.	1,517	(336)	1,181
Net income per share attributable to Moatable Inc. shareholders:
Basic and Diluted	0.002	(0.001)	0.001
Diluted	0.002	(0.001)	0.001

Selected consolidated statement of operations and comprehensive loss information for the nine months ended September 30, 2024

	As
	reported	Adjustments	As restated
Selling and marketing	$12,991	$935	$13,926
Total operating expenses	36,985	935	37,920
Loss from operations	(1,856)	(935)	(2,791)
Loss before provision of income tax and income (loss) in equity method investments and non-controlling interest, net of tax	(1,753)	(935)	(2,688)
Loss before income (loss) in equity method investments and non-controlling interest, net of tax	(1,385)	(935)	(2,320)
Net loss	(1,518)	(935)	(2,453)
Net loss attributable to Moatable, Inc.	(1,476)	(935)	(2,411)
Net loss	(1,518)	(935)	(2,453)
Comprehensive loss	(1,542)	(935)	(2,477)
Comprehensive loss attributable to Moatable Inc.	(1,617)	(935)	(2,552)
Net loss per share attributable to Moatable Inc. shareholders:
Basic and Diluted	(0.002)	(0.001)	(0.003)
Diluted	(0.002)	(0.001)	(0.003)

Selected consolidated statement of cash flows information for the nine months ended September 30, 2024

	As
	reported	Adjustments	As restated
Net loss	$(1,518)	$(935)	$(2,453)
Accrued expenses and other current liabilities	1,787	935	2,722

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2024 and 2025, and cash flows for the nine months ended September 30, 2024 and 2025. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Restricted Cash

On August 28, 2023, the Company entered into an Escrow Agreement with U.S. Bank National Association to enhance directors and officers’ insurance coverage. The escrow account with U.S. Bank was closed in September 2025. As of September 30, 2025, the Company had $9,945 restricted cash, consisting of $9,750 which is 100% cash collateralized for the credit facility and was used to fund a portion of the Company’s share purchases of its Class A ordinary shares (including Class A ordinary shares represented by ADSs) in the Offer (as defined below), and an additional $195 deposited as an interest reserve.

Long-term debt

Long-term debt represents the Company’s borrowing from PNC Bank, National Association to fund a portion of the Company’s share repurchase in the Offer commenced in September 2025 with maturity term longer than one year.

Accounts receivable

Accounts receivable are stated at the original amount less a provision for credit loss. Accounts receivable are recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional.

Provision for credit loss

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company evaluates its accounts receivable, and other current receivable included in other current assets for expected credit losses on a regular basis. The Company maintains an estimated provision for credit losses to reduce its receivables to the amount that it believes will be collected. The Company considers factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness, current market conditions, reasonable and supportable forecasts of future economic conditions, and other specific circumstances related to the accounts. The Company determines to use aging schedule method in combination with current situation adjustment as the current expected credit losses (CECL) model to estimate the provision for credit loss. The Company adjusts the provision percentage periodically when there are significant differences between estimated bad debts and actual bad debts. If there is strong evidence indicating that the receivables are likely to be unrecoverable, the Company also makes a specific provision in the period in which a loss is determined to be probable. Receivable balances are written off after all collection efforts have been exhausted. For the three months ended September 30, 2024 and 2025, the Company recorded $140 and reversed $12 provision for credit loss for accounts receivable, respectively and $176 and nil provision for credit loss for other receivable, respectively. For the nine months ended September 30, 2024 and 2025, the Company recorded $140 and $55 provision for credit loss for accounts receivable, respectively, and $913 and nil provision for credit loss for other receivable, respectively.

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

The following tables disaggregate revenue by subscription, advertising, and other services:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Lofty
Subscription services	$8,442	$8,709	$24,001	$25,865
Advertising services	386	412	1,120	1,217
Other SaaS services	388	935	535	2,680
Subtotal	$9,216	$10,056	$25,656	$29,762
Trucker Path
Subscription services	$6,823	$9,786	$18,695	$26,385
Advertising services	398	456	1,279	1,252
Other SaaS services	204	90	242	184
Subtotal	$7,425	$10,332	$20,216	$27,821
Other operations
Other services	$45	$37	$126	$118
Total revenues	$16,686	$20,425	$45,998	$57,701

Contract balances: Timing of revenue recognition may differ from the timing of invoicing to customers. A contract asset is recorded when the Company has transferred services to the customer before payment is received or is due, and the Company’s right to consideration is conditional on future performance or other factors in the contract. There were no contract assets recorded as of December 31, 2024 and September 30, 2025.

Deferred revenue mainly represents payments received from customers related to unsatisfied performance obligations for SaaS. The Company’s total deferred revenue was $4,577 and $4,904 as of December 31, 2024 and September 30, 2025, respectively, which is substantially recognized as revenue within one year. The amount of revenue recognized during the nine months ended September 30, 2024 and 2025 that was previously included in the deferred revenue as of December 31, 2023 and 2024 was $3,666 and $4,235 respectively.

Income (loss) per share

Basic income (loss) per ordinary share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

Diluted income (loss) per ordinary share reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares. The Company had stock options and non-vested restricted shares, which could potentially dilute basic earnings per share in the future. All stock options and nonvested restricted shares in the diluted loss per ordinary share computation were excluded in periods of loss for the nine months ended September 30, 2024 and for the three and nine months ended September 30, 2025, as their impact is anti-dilutive. 250,000 stock options and 6,782,962 nonvested restricted shares in the diluted income per ordinary share computation were excluded for the three months ended September 30, 2024 because their inclusion would have been anti-dilutive.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: Management has authorized and committed to funding the software project. It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”). The two factors to consider in determining whether there is significant development uncertainty are whether: The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing. The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements. The amendments in this Update specify that the disclosures in Subtopic 360 10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. Furthermore, the amendments in this Update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

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

4.   ACQUISITION

On May 1, 2025, for the purpose of entering into the insurance brokerage business, the Company acquired 100% membership interest of Truckers Best Insurance LLC (“TBI”), a company incorporated in South Carolina. The aggregate purchase price is subject to certain performance based earn-out targets set forth in the membership interest purchase agreement. Total purchase consideration was as follows:

Amount
USD
Cash consideration	$1,000
Contingent consideration (1)	1,826
Total purchase consideration	$2,826
(1)	The Company agreed to pay a cash earnout to the former sole shareholder of TBI based on the achievement against certain operational metrics in the 12-month and 24-month periods beginning on the closing date on which the TBI ceases to be subject to its S corporation election status under applicable law. The actual earnout is estimated to range between zero and $2,723. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded at each reporting date until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s consolidated statements of operations. As of September 30, 2025, the fair value of the earnout was $1,826, of which $928 was included in “Accrued expenses and other current liabilities”, and $898 was included in “Other non-current liabilities”, on the Company’s condensed consolidated balance sheets, respectively. The preliminary acquisition date fair value of the earnout is subject to subsequent measurement period adjustment as valuation is finalized. There are no deferred tax liabilities at acquisition as there is no difference between the tax and book basis of the contingent consideration.

As of September 30, 2025, $1,000 of total cash consideration has been paid.

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

Amount
USD
Cash consideration	$1,000
Contingent consideration	1,826
Total purchase consideration	$2,826

Cash acquired from acquisition of TBI	$6
Intangible assets - licenses and carrier appointments (1)	582
Intangible assets - customer relationship (1)	241
Total Identifiable Net Assets	829
Goodwill (2)	$1,997
(1)	The intangible assets, including the licenses and carrier appointments, and customer relationship. The licenses and carrier appointments and customer relationship were valued using the multi-period excess earning method under income approach, which represents the excessive earnings generated by the asset that remains after a deduction for a return on other contributory assets. The estimated life of licenses and carrier appointments, customer relationship are indefinite and seven years, respectively. The screen test was not met, as the fair value was distributed across multiple distinct intangible assets rather than concentrated in a single identifiable asset or group of similar identifiable assets. There are no deferred tax assets at acquisition as there is no difference between the tax and book basis of the intangibles assets.
(2)	Goodwill arose in the acquisition of TBI was attributable to the benefit of expected synergies, revenue growth, future market development and the assembled workforce as of the date of acquisition and assigned to the Trucker Path segment as a separate Trucker Path Insurance reporting unit. These benefits are not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill arising from the acquisition is not expected to be deductible for tax purposes.

The net revenue and net loss of TBI since the acquisition date and that were included in the Company’s consolidated statements of operations for the three months ended September 30, 2025 are $50 and $735, respectively. The net revenue and net loss of TBI since the acquisition date and that were included in the Company’s consolidated statements of operations for the nine months ended September 30, 2025 are $71 and $1,200, respectively.

Pro forma results of operations for the TBI acquisition have not been presented as they are not material to the Company’s consolidated results.

5.   LONG-TERM INVESTMENTS

Long-term investments consisted of the following (in thousands):

		As of December 31,	As of September 30,
	Note	2024	2025
Equity method investments:
Fundrise, L.P.	(i)	$13,129	$13,539
Other	(ii)	—	—
Total equity method investments		$13,129	$13,539

Equity investment with readily determinable fair values:
Kaixin Holdings		$57	$27

Equity investment without readily determinable fair values:
Suzhou Youge Interconnection Venture Capital Center	(iii)	$—	$—
Home Solutions US corporation		100	100
Total equity investments without readily determinable fair values		$100	$100

Total long-term investments		$13,286	$13,666
(i)	In October 2014, the Company entered into an agreement to purchase limited partnership interest of Fundrise, L.P. for a total consideration of $10,000. The Company held 98.04% equity interest as limited partner as of December 31, 2024 and September 30, 2025 and recognized its share of income of $165 and $165 for the three months ended September 30, 2024 and 2025, and share of income of $455 and $410 for the nine months ended September 30, 2024 and 2025, respectively.

For the three and nine months ended September 30, 2025, Fundrise, L.P. reported revenue of $178 and $502, and operating income of $168 and $471, respectively. The net income of Fundrise, L.P. for the three months ended September 30, 2024 and 2025 was $168 and $168, of which $165 and $165 were attributable to the Company, respectively. The net income of Fundrise, L.P. for the nine months ended September 30, 2024 and 2025 was $464 and $418, of which $455 and $410 were attributable to the Company, respectively.

(ii)	In May 2014, the Company entered into an agreement to purchase limited partnership interest of Beijing Fenghou Tianyuan Investment and Management Center L.P. for a total consideration of $1,385 (RMB10 million). The Company held 12.38% partnership interest as of December 31, 2024 and September 30, 2025 and did not recognize share of income for the three and nine months ended September 30, 2024 and 2025, respectively. For the three and nine months ended September 30, 2024, the Company recognized an impairment loss of nil and $588, respectively, and no impairment loss for the same periods in fiscal year 2025. Beijing Fenghou Tianyuan Investment and Management Center L.P. distributed dividends in cash of $90 (RMB0.6 million) to the Company in September 2025.
(iii)	In June 2016, the Company entered into an agreement to purchase limited partnership interest of Suzhou Youge for a total consideration of $697 (RMB5 million) and held 2.98% equity interest. The Company acts as “General Partner” of Suzhou Youge, L.P. As of December 31, 2024, the Company recognized full impairment on this long-term investment.

6.   LONG-TERM DEBT

The long-term debt as of December 31, 2024 and September 30, 2025 were as follows:

	As of December 31,	As of September 30,
	2024	2025
PNC Bank	—	9,750
Total long-term debt	$—	$9,750

On September 11, 2025, Moatable US Holdco, Inc., Lofty and Trucker Path (collectively, the “Borrowers”), each a wholly owned subsidiary of the Company entered into a senior secured credit facility with PNC Bank, National Association for an aggregate amount of up to $9.75 million, under which the Borrowers drew the full amount under the line on September 18, 2025. The credit facility bears interest at the Daily Simple SOFR plus 1.50%, plus a credit spread adjustment of 0.1%, and matures on October 31, 2026. The credit facility is 100% cash collateralized, with an interest reserve equal to three months of interest payments. The proceeds were used to fund a portion of the Company’s share repurchase of Class A ordinary shares (including Class A ordinary shares represented by ADSs) in the Offer commenced in September 2025. The amount drawn under the credit facility may be repaid at any time without penalty and does not permit reborrowing once repaid.

7.   OPERATING LEASES

The Company leases its facilities and offices under non-cancellable operating lease agreements. These leases are renewable upon negotiation.

For the three months ended September 30, 2024 and 2025, cash paid for amounts included in the measurement of lease liabilities was $143 and $141, respectively. For the nine months ended September 30, 2024 and 2025, cash paid for amounts included in the measurement of lease liabilities was $388 and $564, respectively.

The operating lease cost and short-term lease cost for the three and nine months ended September 30, 2024 and 2025 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Selling expenses	$22	$24	$61	$71
Research and development expenses	170	219	375	631
General and administrative expenses	21	28	54	70
Total operating lease cost	213	271	490	772

Short-term lease cost	22	46	82	71

Total lease cost	$235	$317	$572	$843

The weighted average remaining lease term as of December 31, 2024 and September 30, 2025 was 3.73 and 3.07 years, respectively, and the weighted average discount rate of the operating leases was 5.08% and 3.75%, respectively.

Maturities of lease liabilities as of September 30, 2025 were as follows (in thousands):

Operating Lease
Remainder of 2025	$149
2026	645
2027	499
2028	48
2029	41
After	133
Total undiscounted lease payment	1,515
Less: Imputed interest	(93)
Present value of lease liabilities	$1,422

8.   ORDINARY SHARES

Exercise of share options and restricted shares vesting

During the three months ended September 30, 2024 and 2025, 512,235 and 255,420 Class A ordinary shares, respectively, were issued due to the exercise of share options or vesting of restricted share units under share-based compensation. During the nine months ended September 30, 2024 and 2025, 101,824,155 and 763,335 Class A ordinary shares, respectively, were issued due to the exercise of share options or vesting of restricted share units under share - based compensation.

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

For the three months ended September 30, 2024 and 2025, the Company repurchased nil and 12,160 ADSs, representing nil and 547,200 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for nil and $18 on the open market, at a weighted average price of nil and $1.43 per ADS, respectively. For the nine months ended September 30, 2024 and 2025, the Company repurchased 231,019 and 73,339 ADSs, representing 10,395,855 and 3,300,255 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $187 and $104 on the open market, at a weighted average price of $0.81 and $1.39 per ADS, respectively.

The following table sets forth repurchase activity under the Stock Repurchase Program for the nine months ended September 30, 2025 (amount in thousands, except share and per share amounts):

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	ADSs Purchased	Per ADS	Programs	the Programs
Periods
January 2025:
Open market purchases	29,667	$1.71	$50	$3,104
February 2025:
Open market purchases	4,053	$1.76	$7	$3,097
May 2025
Open market purchases	7,066	$1.02	$7	$3,090
June 2025
Open market purchases	20,393	$1.06	$22	$3,068
July 2025
Open market purchases	9,672	1.26	13	3,055
August 2025
Open market purchases	2,488	1.81	5	3,050
Total	73,339		$104

Change of Shares withheld for payroll taxes on Restricted Stock Units (“RSU”) into treasury stock

The Company entered into an employee stock option service agreement on January 1, 2021, (the “ESOP Agreement”) with The Core Group (“Core”), pursuant to which Core withheld ADSs for the payroll tax liabilities from the employees. The Company used excess cash on hand to remit payroll tax liabilities on behalf of optionees. In fiscal year 2024,due to the Stock Repurchase Program, the Company decided to redesignate the ADSs withheld for the payroll taxes into treasury stock, which were 173,548 ADSs in the aggregate, representing 7,809,660 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $674, at a weighted average price of $3.89 per ADS. In March, 2025, the Company recorded ADSs withheld for the payroll taxes as treasury stock, which were 215 ADSs in the aggregate, representing 9,675 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $0.3, at a weighted average price of $1.53 per ADS. In June, 2025, the Company recorded ADSs withheld for the payroll taxes as treasury stock, which were 210 ADSs in the aggregate, representing 9,450 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $0.3, at a weighted average price of $1.46 per ADS. In September, 2025, the Company recorded ADSs withheld for the payroll taxes as treasury stock, which were 244 ADSs in the aggregate, representing 10,980 Class A ordinary shares (each ADS is equivalent to 45 Ordinary Shares) for $0.4, at a weighted average price of $1.59 per ADS.

True-up adjustment of the Class A ordinary shares and Treasury stock

The number of the Class A ordinary shares issued and outstanding and Treasury stock has been adjusted to reflect the true-up provisions based on the shares number recorded by the third-party transfer agent. The true-up adjustment resulted in an increase of 15,418,167 Class A ordinary shares and a decrease of 7,816,005 shares of Treasury stock, bringing the total number of Class A ordinary shares issued and outstanding to 726,595,513 and 653,561,413 as of September 30, 2025. This adjustment is immaterial to the financial statement presentation of the Company’s basic and diluted net income (loss) per share calculations.

9.   SHARE-BASED COMPENSATION

Moatable, Inc. Stock options

The following table summarizes information with respect to share options outstanding as of September 30, 2025:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
Range of exercise prices	outstanding	life	price	value	exercisable	life	price	value
$0.01	11,250,000	8.74	$0.01	$0.05	3,750,000	8.74	$0.01	$0.05
	11,250,000			$0.05	3,750,000			$0.05

		Weighted
		average
	Number of	exercise
	shares	price
Balance, December 31, 2024	11,250,000	$0.01

Balance, September 30, 2025	11,250,000	$0.01

Exercisable, September 30, 2025	3,750,000	$0.01

Expected to vest, September 30, 2025	7,500,000	$0.01

Share-based compensation is based on the fair value on the grant dates or the modification date over the requisite service period of award using the straight-line method.

For employee stock options, the Company recorded share-based compensation of nil and $10 for the three months ended September 30, 2024 and 2025, and $250 and $30 for the nine months ended September 30, 2024 and 2025, respectively, based on the fair value on the grant dates over the requisite service period of award using the straight-line method.

For the three and nine months ended September 30, 2024 and 2025, there was no share-based compensation recorded for non-employee options.

As of September 30, 2025, there was $109 unrecognized share-based compensation expense relating to share options. This amount is expected to be recognized over a weighted - average vesting period of 2.67 years.

Moatable, Inc. Nonvested restricted shares

A summary of the nonvested restricted shares activity is as follows:

		Weighted
		average fair
		value
	Nonvested	per ordinary
	restricted	share at the
	shares	grant dates
Outstanding as of December 31, 2024	2,493,075	$0.03

Vested	(763,335)	$0.03
True-up	11,520	—
Forfeited	(30)	$0.10

Outstanding as of September 30, 2025	1,741,230	$0.03

The Company recorded compensation expenses based on the fair value of nonvested restricted shares on the grant dates over the requisite service period of award using the straight-line vesting attribution method. The fair value of the nonvested restricted shares on the grant date was the closing market price of the ordinary shares as of the date. The Company recorded compensation expenses related to nonvested restricted shares of $164 and $18 for the three months ended September 30, 2024 and 2025, and $1,261 and $56 for the nine months ended September 30, 2024 and 2025, respectively.

Total unrecognized compensation expense amounting to $53 related to nonvested restricted shares granted as of September 30, 2025. The expense is expected to be recognized over a weighted-average period of 1.65 years.

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

For the three and nine months ended September 30, 2024, Lofty granted an aggregate of 7,800 options under 2021 Lofty Plan to Joseph Chen, the chairman and the chief executive of the Company, and Grant Moon, a director of the Company, as compensation for their service. The weighted average grant-date fair value of the options granted during the period presented was $25.20 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

For the three and nine months ended September 30, 2024, Trucker Path granted an aggregate of 7,800 options under 2021 Trucker Path Plan to Joseph Chen, the chairman and the chief executive of the Company, and Grant Moon, a director of the Company, as compensation for their service. The weighted average grant-date fair value of the options granted during the period presented was $14.77 per option. 25% of these options will vest on the yearly anniversary of the vesting commencement date for a total of four years, subject to the option holder’s continuous service as of each such date.

The Company recorded share-based compensation expense for Lofty and Trucker Path for the three and nine months ended September 30, 2024 and 2025 as follows, based on the fair value on the grant dates over the requisite service period of award using the straight-line method (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Lofty	$45	$53	$138	$189
Trucker Path	$65	$84	$200	$264

As of September 30, 2025 there were $227 and $261 unrecognized share-based compensation expense relating to share options of Lofty Plan and Trucker Path Plan, respectively. This amount is expected to be recognized over a weighted-average vesting period of 2.47 and 2.21 years for Lofty Plan and Trucker Path Plan, respectively.

The following table summarizes information with respect to share options outstanding of Lofty as of September 30, 2025:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted	Weighted		average	Weighted	Weighted
		remaining	average	average		remaining	average	average
Range of	Number	contractual	exercise	intrinsic	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	value	exercisable	life	price	value
$6.00, 33.48 and 73.35	46,554	6.34	$30.61	$35.11	38,928	5.95	$29.26	$40.14
	46,554			$35.11	38,928			$40.14

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2024	46,748	$30.79	$18.21
Forfeited	(194)	$73.35	$33.48
Balance, September 30, 2025	46,554	$30.61	$18.15
Exercisable, September 30, 2025	38,928	$29.26
Expected to vest, September 30, 2025	7,626	$37.48

The following table summarizes information with respect to share options outstanding of Trucker Path as of September 30, 2025:

	Options outstanding				Options exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted	Weighted
		remaining	average	Weighted		remaining	average	average
Range of	Number	contractual	exercise	average	Number of	contractual	exercise	intrinsic
exercise prices	outstanding	life	price	intrinsic value	exercisable	life	price	value
$4.00, 64.70 and 133.00	49,015	6.41	$57.96	$34.50	41,115	5.99	$55.04	$41.13
	49,015			$34.50	41,115			$41.13

		Weighted	Weighted
		average	average
	Number of	exercise	grant date
	shares	price	fair value
Balance, December 31, 2024	49,015	$57.96	$28.23

Balance, September 30, 2025	49,015	$57.96	$28.23
Exercisable, September 30, 2025	41,115	$55.04
Expected to vest, September 30, 2025	7,900	$73.05

The total amount of share-based compensation expense for options and nonvested restricted shares of the Company, Lofty and Trucker Path, attributable to selling and marketing, research and development, general and administrative expenses are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Selling and marketing	$34	$30	$116	$78
Research and development	85	18	497	57
General and administrative	155	117	986	404
Total share-based compensation expense	$274	$165	$1,599	$539

There was no income tax benefit recognized in the statements of operations for share-based compensation for the three and nine months ended September 30, 2024 and 2025.

10.   RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth the related party and their relationships with the Company:

	Name	Relationship
(a)	Infinities Technology (Cayman) Holding Limited (“Infinities”)	Equity investment of the Company
(b)	Oak Pacific Investment (“OPI”) and its subsidiaries	An entity controlled together by chief executive officer and one of our independent board member, and its subsidiaries.

Amounts due from related party

As of December 31, 2024 and September 30, 2025 amounts due from related party was as follows (in thousands):

	Note	As of December 31, 2024	As of September 30, 2025
Infinities	(i)	650	666
OPI and its subsidiaries		13	12
Total		$663	$678
(i)	The balance represents the receivable from Infinities in connection with the disposition of the SNS business. In November 2018, the Company’s Board of Directors approved a proposal for the sale of its SNS Business to Beijing Infinities for a combined consideration of $20,000 in cash and $40,000 in the form of Beijing Infinities shares to be issued to the Company. The Company collected $6,866 in 2019, however, by December 31, 2019, Beijing Infinities failed to make payments under the agreed extended repayment plan. Based on assessment of the collectability, the Company provided an allowance of $12,408 for the receivable. Additionally, the shares receivable in the form of Infinites Technology (Cayman) Holding Limited, which is the holding company of Beijing Infinities, were received as of December 31, 2020 and were recorded as long-term investments in the consolidated balance sheets as of December 31, 2020.

Amounts due to related party

As of December 31, 2024 and September 30, 2025 amounts due to related party was as follows (in thousands):

	As of December 31, 2024	As of September 30, 2025
Infinities	$623	$639
Total	$623	$639

11.   SEGMENT INFORMATION and GEOGRAPHIC INFORMATION

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

The Company measures the results of its segments using, among other measures, each segment’s revenue, cost of sales and operating expenses. Information for the Company’s segments and Corporate, is provided in the following table:

	Lofty	Trucker Path	The Corporate	Eliminations	Consolidated
For the three months ended September 30, 2025
Revenues:
Subscription services	$8,709	$9,786	$—	$—	$18,495
Advertising services	412	456	—	—	868
Other Saas services	935	90	—	—	1,025
Other services	—	—	152	(115)	37
Total revenues	10,056	10,332	152	(115)	20,425
Cost	2,200	3,049	33	—	5,282
Gross profit	7,856	7,283	119	(115)	15,143
Operating expenses:
Selling and marketing expense	3,968	1,537	73	(102)	5,476
Research and development expense	3,546	3,116	13	(12)	6,663
General and administrative expense	1,916	999	1,542	(1)	4,456
Total operating expenses	9,430	5,652	1,628	(115)	16,595
(Loss) Income from operations	$(1,574)	$1,631	$(1,509)	$—	$(1,452)
Other expense, net					(15)
Loss from fair value change of a long-term investment					(9)
Interest income, net					155
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$(1,321)

Other segment information:
Depreciation and amortization	$119	$35	$26	$—	$180
Goodwill	4,840	—	—	—	4,840
Intangible assets, net	2,045	1,163	15	—	3,223

For the three months ended September 30, 2024
Revenues:
Subscription services	$8,442	$6,823	$—	$—	$15,265
Advertising services	386	398	—	—	784
Other Saas services	388	204	—	—	592
Other services	—	—	160	(115)	45
Total revenues	9,216	7,425	160	(115)	16,686
Cost	1,722	2,295	36	—	4,053
Gross profit	7,494	5,130	124	(115)	12,633
Operating expenses:
Selling and marketing expense	3,996	1,013	60	(105)	4,964
Research and development expense	2,535	2,243	9	(8)	4,779
General and administrative expense	1,750	1,188	525	(2)	3,461
Total operating expenses	8,281	4,444	594	(115)	13,204
(Loss) Income from operations	$(787)	$686	$(470)	$—	$(571)
Other income, net					431
Gain from fair value change of a long-term investment					147
Interest income					393
Income before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$400

Other segment information:
Depreciation and amortization	$41	$14	$33	$—	$88
Intangible assets, net	951	366	23	—	1,340

	Lofty	Trucker Path	The Corporate	Eliminations	Consolidated

For the nine months ended September 30, 2025
Revenues:
Subscription services	$25,865	$26,385	$—	$—	$52,250
Advertising services	1,217	1,252	—	—	2,469
Other Saas services	2,680	184	—	—	2,864
Other services	—	—	463	(345)	118
Total revenues	29,762	27,821	463	(345)	57,701
Cost	6,395	8,353	103	—	14,851
Gross profit	23,367	19,468	360	(345)	42,850
Operating expenses:
Selling and marketing expense	11,683	4,093	175	(312)	15,639
Research and development expense	9,667	8,745	110	(29)	18,493
General and administrative expense	5,483	2,613	2,606	(4)	10,698
Total operating expenses	26,833	15,451	2,891	(345)	44,830
(Loss) Income from operations	$(3,466)	$4,017	$(2,531)	$—	$(1,980)
Other loss, net					18
Loss from fair value change of a long-term investment					(30)
Interest income, net					608
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$(1,384)

Other segment information:
Depreciation and amortization	$375	$63	$87	$—	$525
Goodwill	4,840	—	—	—	4,840
Intangible assets, net	2,045	1,163	15	—	3,223

For the nine months ended September 30, 2024
Revenues:
Subscription services	$24,001	$18,695	$—	$—	$42,696
Advertising services	1,120	1,279	—	—	2,399
Other Saas services	535	242	—	—	777
Other services	—	—	471	(345)	126
Total revenues	25,656	20,216	471	(345)	45,998
Cost	4,491	6,270	108	—	10,869
Gross profit	21,165	13,946	363	(345)	35,129
Operating expenses:
Selling and marketing expense	11,041	2,989	215	(319)	13,926
Research and development expense	6,906	6,542	366	(22)	13,792
General and administrative expense	4,299	2,698	3,002	(4)	9,995
Impairment of intangible assets	207		—	—	207
Total operating expenses	22,453	12,229	3,583	(345)	37,920
(Loss) Income from operations	$(1,288)	$1,717	$(3,220)	$—	$(2,791)
Other income, net					413
Loss from fair value change of a long-term investment					(1,474)
Interest income					1,164
Loss before provision of income tax and loss in equity method investments and non-controlling interest, net of tax					$(2,688)

Other segment information:
Depreciation and amortization	$159	$39	$99	$—	$297
Intangible assets, net	951	366	23	—	1,340

Geographic Data

The following table provides information related to the total revenues:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
United States	$15,538	$18,618	$43,330	$52,573
International	1,148	1,807	2,668	5,128
Total operating revenues	$16,686	$20,425	$45,998	$57,701

The following table provides information related to the long-lived assets, net:

	As of December 31,	As of September 30,
	2024	2025
United States	$7,281	$8,788
International	2,301	2,236
Long-lived assets, net	$9,582	$11,024

12.   STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

Appropriations to the enterprise expansion reserve and the staff welfare and bonus reserve are to be made at the discretion of the board of directors of each of the Company’s subsidiaries. The appropriation to these reserves by the Company’s PRC subsidiaries was nil for the three and nine months ended September 30, 2024 and 2025, respectively.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE entities. The aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE entities in the Company not available for distribution was $8,455 and $8,324 as of December 31, 2024 and September 30, 2025, respectively.

13.   INCOME TAXES

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has a full valuation allowance against U.S. federal and state net operating losses.

14.   COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of September 30, 2025 and through the issuance date of these condensed consolidated financial statements.

15.   SUBSEQUENT EVENTS

On October 3, 2025, the Company announced the final results of its fixed price cash tender offer, commenced on September 3, 2025, to repurchase up to 225,000,000 Class A ordinary shares (including shares represented by ADSs) at $3.00 /45 per Class A ordinary share (or $3.00 per ADS) (such cash tender offer, the “Offer”). A total of 85,065,660 Class A ordinary shares (including shares represented by ADSs) were validly tendered and accepted for purchase for an aggregate consideration of approximately $5.7 million, excluding related fees and expenses. The repurchased shares represented approximately 13.0% of the Company’s outstanding Class A ordinary shares and 10.3% of its total share capital at that time. Payment for the accepted shares was made on October 6, 2025.

The Company has evaluated subsequent events through November 14, 2025, the date of issuance of the condensed consolidated financial statements, and noted that there are no other subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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

Our total revenues increased from $16.7 million for the three months ended September 30, 2024 to $20.4 million for the same period in 2025, and net income of $1.2 million for the three months ended September 30, 2024 turned into net loss of $1.5 million for the same period in 2025. For the nine months ended September 30, 2024, our total revenues increased from $46.0 million to $57.7 million in the same period in 2025, and net loss for the nine months ended September 30, 2024 was $2.5 million and $2.2 million for the same period in 2025. Net loss for the three months ended September, 2025 was driven primarily by loss from operations of $1.5 million and income tax expenses of $0.5 million, partially offset by interest income of $0.2 million.

Loss from operations increased from $0.6 million for the three months ended September 30, 2024 to $1.5 million for the same period in 2025. Loss from operations narrowed from $2.8 million for the nine months ended September 30, 2024 to $2.0 million for the same period in 2025.

Recent Developments

Tender Offer

On September 3, 2025, we commenced a cash tender offer to repurchase up to 225,000,000 Class A ordinary shares, including Class A ordinary shares represented by ADSs, at a price of $3.00/45 per Class A ordinary share (or $3.00 per ADS) (such cash tender offer, the “Offer”). On October 3, 2025, we announced the final results of the Offer. A total of 85,065,660 Class A ordinary shares (including Class A ordinary shares represented by ADSs) were validly tendered and accepted for purchase for an aggregate consideration of approximately $5.7 million, excluding related fees and expenses. The repurchased shares represented approximately 13.0% of our outstanding Class A ordinary shares and 10.3% of our total share capital at that time. Payment for the accepted shares was made on October 6, 2025. We funded a portion of the purchase price, including the related fees and expenses, with borrowings under that certain Loan Agreement, dated as of September 11, 2025 (the “PNC Loan Agreement”), by and among Moatable US Holdco, Inc., Lofty and Trucker Path, as borrowers (the “Borrowers”), and PNC Bank, National Association, as the lender party thereto.

PNC Loan Agreement

On September 11, 2025, the Borrowers, each a wholly owned subsidiary of our company, jointly and severally, entered into a new $9.75 million senior secured credit facility (the “Credit Facility”) pursuant to the Loan Agreement. The Borrowers drew the full amount under the Credit Facility on September 18, 2025. The proceeds from the Credit Facility were used to fund a portion of the purchase price in the Offer. The Credit Facility will mature on October 31, 2026. Borrowings under the Credit Facility bear interest at a rate per annum equal to the Daily Simple SOFR (as defined in the Loan Agreement) plus 1.50%, plus a credit spread adjustment of 0.1%. The Borrowers are required to pay a commitment fee for the unused portion of the Credit Facility of 0.15%. Any borrowings under the Credit Facility may be repaid, in whole or in part, at any time and from time to time without any other premium or penalty. Any amounts repaid under the Credit Facility may not be reborrowed. The Credit Facility does not require any mandatory prepayments or amortization payments. The Credit Facility is 100% cash collateralized. Additionally, we have established an interest reserve equal to three months’ worth of interest payments.

Suspension of Reporting Obligations under the Exchange Act

As noted in the Offer to Purchase for the Offer for our Class A ordinary shares (including Class A ordinary shares represented by ADSs), our Class A ordinary shares and ADSs are held by less than 300 persons. As a result, we are eligible to voluntarily suspend our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have determined to suspend our reporting obligations under the Exchange Act and expect to suspend such reporting soon after the filing of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Revenue

We derive substantially all of our revenues from SaaS subscription services, advertising services, and other related services. We recognize our revenues over the life of the SaaS subscriptions and net of business taxes or value added tax, as applicable. Timing of revenue recognition may differ from the timing of invoicing to customers. Deferred revenue mainly consists of payments received from customers related to unsatisfied performance obligations for SaaS subscription services and advertising services. Our total deferred revenue was $4.6 million and $4.9 million as of December 31, 2024 and September 30, 2025, respectively, most of which is expected to be recognized as revenue within one year.

The following table sets forth the principal components of our revenues (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025

	(In thousands of US$)		(In thousands of US$)
Lofty
Subscription services	$8,442	$8,709	$24,001	$25,865
Advertising services	386	412	1,120	1,217
Other Saas services	388	935	535	2,680
Subtotal	$9,216	$10,056	$25,656	$29,762
Trucker Path
Subscription services	$6,823	$9,786	$18,695	$26,385
Advertising services	398	456	1,279	1,252
Other Saas services	204	90	242	184
Subtotal	$7,425	$10,332	$20,216	$27,821
Other Operations
Other services	$45	$37	$126	$118
Total revenues	$16,686	$20,425	$45,998	$57,701

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

Cost of Revenues

Cost of revenues consists primarily of Apple App Store and Google Play Store fees, cloud hosting services, merchant fees, and print services. The cost of revenues was $4.1 million and $5.3 million for the three months ended September 30, 2024 and 2025, respectively; and $10.9 million and $14.9 million for the nine months ended September 30, 2024 and 2025, respectively.

Operating Expenses

Our operating expenses consist primarily of selling and marketing expenses, research and development expenses, and general and administrative expenses. The following table sets forth our operating expenses, both as dollar amounts and as percentages of our total revenues, for the periods indicated (in thousands).

	For the three months ended September 30,				For the nine months ended September 30,
	2024		2025		2024		2025

	(in thousands of US$, except for percentages)				(in thousands of US$, except for percentages)
	US$	%	US$	%	US$	%	US$	%
Operating expenses:
Selling and marketing	$4,964	29.7%	$5,476	26.8%	$13,926	30.3%	$15,639	27.1%
Research and development	4,779	28.6%	6,663	32.6%	13,792	30.0%	18,493	32.0%
General and administrative	3,461	20.7%	4,456	21.8%	9,995	21.7%	10,698	18.5%
Impairment of intangible assets	—	—%	—	—%	207	0.5%	—	—%
Total operating expenses	$13,204	79.0%	$16,595	81.2%	$37,920	82.5%	$44,830	77.6%

Our selling and marketing expenses, research and development expenses, and general and administrative expenses include share-based compensation expenses of $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2025, respectively; and $1.6 million and $0.5 million for the nine months ended September 30, 2024 and 2025, respectively.

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

Results of Operations

Comparison of the Three and Nine months ended September 30, 2025 and 2024

The following table sets forth a summary of our unaudited consolidated results of operations for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Revenues	$16,686	$20,425	$45,998	$57,701
Cost of revenues	4,053	5,282	10,869	14,851
Operating expenses	13,204	16,595	37,920	44,830
Loss from operations	(571)	(1,452)	(2,791)	(1,980)
Total other income, net	971	131	103	596
Income (loss) before income taxes	400	(1,321)	(2,688)	(1,384)
Income tax benefits (expenses) and income (loss) in equity method investments and non-controlling interest, net of tax	604	(464)	368	(1,305)
Impairment on and income (loss) in equity method investments, net of tax	165	255	(133)	500
Net income (loss)	$1,169	$(1,530)	$(2,453)	$(2,189)

Our business has evolved rapidly in recent years. We believe that historical period-to-period comparisons of our results of operations may not be indicative of future performance.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Revenues

Our revenues increased by 22.2% from $16.7 million for the three months ended September 30, 2024 to $20.4 million for the same period in 2025. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 20.9% from $15.3 million for the three months ended September 30, 2024 to $18.5 million for the same period in 2025. The increase was driven by expanded Trucker Path subscriber base and continued growth in Lofty enterprise account base. The Company’s paying subscriptions as of September 30, 2025 for Trucker Path increased to 152,000, by 26%, compared to September 30, 2024 paying subscriptions of 120,500. The Company’s paying subscriptions as of September 30, 2025 for Lofty decreased to 3,900, by 5%, compared to September 30, 2024 paying subscriptions of 4,100. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 87,600 as of September 30, 2025 from 82,300 as of September 30, 2024, an increase of 6%.
●	Advertising Services. Our revenue from advertising services increased by 12.5% from $0.8 million for the three months ended September 30, 2024 to $0.9 million for the same period in 2025.

Cost of revenues

Our cost of revenues increased by 29.3% from $4.1 million for the three months ended September 30, 2024 to $5.3 million for the same period in 2025. This increase was primarily due to the increase of software expenses directly related to the cloud hosting services which provide a better user experience and the expansion of lower margin Lofty SaaS businesses.

Gross Margins

Our gross margin decreased 1.6% from 75.7% for the three months ended September 30, 2024 to 74.1% for the same period in 2025. The decrease was primarily due to increase in cost of service features provided within our real estate SaaS platform.

Operating expenses

Our operating expenses increased by 25.8% from $13.2 million for the three months ended September 30, 2024 to $16.6 million for the same period in 2025, primarily due to the increase of research and development expenses and general and administrative expenses.

●	Selling and marketing expenses. Our selling and marketing expenses increased by 10.0% from $5.0 million for the three months ended September 30, 2024 to $5.5 million for the same period in 2025. This increase was primarily due to increase in headcount and higher advertising and marketing expenses.
●	Research and development expenses. Our research and development expenses increased by 39.6% from $4.8 million for the three months ended September 30, 2024 to $6.7 million for the same period in 2025. This increase was primarily due to an increase in our research and development headcount for new projects, primarily in low cost countries.
●	General and administrative expenses. Our general and administrative expenses increased by 28.6% from $3.5 million for the three months ended September 30, 2024 to $4.5 million for the same period in 2025. The increase was primarily due to an increase in legal and accounting fees for the Offer.

Gain from fair value change of a long-term investment

Gain from fair value change of a long-term investment was nil for the three months ended September 30, 2025, compared with $0.1 million for the same period in 2024. The gain from fair value change of a long-term investment represents the unrealized gain from increase in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Revenues

Our revenues increased by 25.4% from $46.0 million for the nine months ended September 30, 2024 to $57.7 million for the same period in 2025. This increase was primarily due to the increase in revenue from our SaaS businesses.

●	Subscription Services. Our revenue from subscription services increased by 22.5% from $42.7 million for the nine months ended September 30, 2024 to $52.3 million for the same period in 2025. The increase was primarily due to the expansion of our SaaS businesses. The Company’s paying account subscriptions as of September 30, 2025 for Trucker Path increased to 152,000, by 26%, compared to September 30, 2024 paying subscriptions of 120,500. The Company’s paying account subscriptions as of September 30, 2025 for Lofty decreased to 3,900, by 5%, compared to September 30, 2024 paying subscriptions of 4,100. Purchased seats for Lofty, defined as eligible users on a paid subscription, increased to 87,600 as of September 30, 2025 from 82,300 as of September 30, 2024, an increase of 6%.
●	Advertising Services. Our revenue from advertising services were $2.4 million and $2.5 million for the nine months ended September 30, 2024 and 2025, respectively.

Cost of revenues

Our cost of revenues increased by 36.7% from $10.9 million for the nine months ended September 30, 2024 to $14.9 million for the same period in 2025. This increase was primarily due to the increase of software expenses directly related to the generation of revenue and cloud hosting services to provide a better user experience and grow our SaaS businesses.

Gross Margins

Our gross margin decreased by 2.1% from 76.4% for the nine months ended September 30, 2024 to 74.3% for the same period in 2025. The decrease was primarily due to increase in cost of service features provided within our real estate SaaS platforms.

Operating expenses

Our operating expenses increased by 18.2% from $37.9 million for the nine months ended September 30, 2024 to $44.8 million for the same period in 2025, primarily due to increase of research and development expenses and selling and marketing expenses.

●	Selling and marketing expenses. Our selling and marketing expenses increased by 12.2% from $13.9 million for the nine months ended September 30, 2024 to $15.6 million for the same period in 2025. This increase was primarily due to increase in headcount.
●	Research and development expenses. Our research and development expenses increased by 34.1% from $13.8 million for the nine months ended September 30, 2024 to $18.5 million for the same period in 2025. This increase was primarily due to an increase in our research and development headcount for new projects, and partially offset by reduced share-based compensation expenses, which was substantially fully vested in fiscal year 2024.
●	General and administrative expenses. Our general and administrative expenses increased by 7.0% from $10.0 million for the nine months ended September 30, 2024 to $10.7 million for the same period in 2025. The increase was primarily due to increasing legal and accounting fees for the Offer, higher payroll expenses due to increased headcount, and partially offset by lower share-based compensation expenses.
●	Impairment of intangible asset. Our impairment of intangible asset decreased from $0.2 million for the nine months ended September 30, 2024 to nil for the same period in 2025. The impairment loss in 2024 was due to impairment of the technology platform of LoftyWorks.

Loss from fair value change of a long-term investment

Loss from fair value change of a long-term investment was $0.03 million for the nine months ended September 30, 2025, compared to $1.5 million for the same period in 2024. The loss from fair value change of a long-term investment represents the unrealized loss from reduction in quoted market price of ordinary shares of Kaixin, which is accounted for as an equity investment with readily determinable fair value.

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

We measure the results of our segments using revenue and cost of sales. Information for our segments and Corporate for the three and nine months ended September 30, 2024 and 2025, is provided in the following table (in thousands).

	Lofty	Trucker Path	The Corporate	Eliminations	Consolidated
For the three months ended September 30, 2025
Revenue	$10,056	$10,332	$152	$(115)	$20,425
Cost of sales	2,200	3,049	33	—	5,282
Gross Margin	$7,856	$7,283	$119	$(115)	$15,143

For the three months ended September 30, 2024
Revenue	$9,216	$7,425	$160	$(115)	$16,686
Cost of sales	1,722	2,295	36	—	4,053
Gross Margin	$7,494	$5,130	$124	$(115)	$12,633

For the nine months ended September 30, 2025
Revenue	$29,762	$27,821	$463	$(345)	$57,701
Cost of sales	6,395	8,353	103	—	14,851
Gross Margin	$23,367	$19,468	$360	$(345)	$42,850

For the nine months ended September 30, 2024
Revenue	$25,656	$20,216	$471	$(345)	$45,998
Cost of sales	4,491	6,270	108	—	10,869
Gross Margin	$21,165	$13,946	$363	$(345)	$35,129

For more details, please refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information about our segment information.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of September 30, 2025, we had net current assets (current assets less current liabilities) of $14.6 million. For the three months ended September 30, 2024 and 2025, we incurred loss from operations amounting to $0.6 million and $1.5 million; for the nine months ended September 30, 2024 and 2025, we incurred loss from operations amounting to $2.8 million and $2.0 million, and positive cash flows of $1.7 million and negative cash flows of $2.0 million from operating activities, respectively.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations, and to make adequate financing arrangements. We had cash and cash equivalents of $22.0 million, excluding restricted cash of $9.9 million as of September 30, 2025. The cash reserve is expected to meet our operating needs for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

Cash Flows and Working Capital

The following table sets forth a summary of cash flows for the periods indicated (in thousands):

	For the nine months ended September 30,
	2024	2025

	(Unaudited, in thousands of US$)
Net cash provided by (used in) operating activities	$1,704	$(2,032)
Net cash (used in) provided by investing activities	(2,975)	3,185
Net cash provided by (used in) financing activities	859	(1,460)
Net decrease in cash and cash equivalents and restricted cash	(412)	(307)
Cash and cash equivalents and restricted cash at the beginning of the period	38,969	31,922
Effect of exchange rate changes	(179)	379
Cash and cash equivalents and restricted cash at end of period	$38,378	$31,994

Net cash used in operating activities was $2.0 million for the nine months ended September 30, 2025, compared to net cash provided by $1.7 million for the same period in 2024. The principal adjustments to reconcile our net loss to our net cash used in operating activities were $0.5 million of share-based compensation expense, $0.5 million of amortization of the right-of-use assets and $0.5 million of depreciation and amortization. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash used in operating activities for the nine months ended September 30, 2025 was an increase in accounts receivable of $1.6 million, a decrease in accounts payable of $0.7 million, a decrease in operating lease liabilities of $0.6 million and a decrease in income tax payable of $0.4 million, partially offset by an increase in accrued expenses and other current liabilities of $2.3 million.

Net cash provided by operating activities was $1.7 million for the nine months ended September 30, 2024, compared to net cash used in $4.6 million for the same period in 2023. The principal adjustments to reconcile our net loss to our net cash used in operating activities were share-based compensation expense, fair value change on long-term investment and provision for credit losses, and partially offset by reversal of aged other payables and release of tax liabilities. The principal change in operating assets and liabilities accounting for the difference between our net loss and our net cash provided by operating activities for the nine months ended September 30, 2024 was an increase in accrued expenses and other current liabilities of $2.7 million, and partially offset by an increase in account receivable of $1.1 million.

Net cash provided by investing activities was $3.2 million for the nine months ended September 30, 2025, compared to net cash used in $3.0 million for the same period in 2024. Net cash provided by investing activities for the nine months ended September 30, 2025 was due to $5.0 million for redemption of short-term investments and partially offset by $1.0 million for the payment for acquisition of a subsidiary, net of cash acquired, $0.7 million to purchase a domain name and $0.2 million to purchase computers and furniture. Net cash used in investing activities for the nine months ended September 30, 2024 was due to $2.7 million for the payment for acquisition of a subsidiary, net of cash acquired.

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2025, compared to net cash provided by $0.9 million for the same period in 2024. Net cash used in financing activities for the nine months ended September 30, 2025 was primarily due to $11.1 million of special cash dividends to ordinary shares, partially offset by proceeds from borrowings of $9.75 million for the Offer. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily due to proceeds of $1.0 million from exercise of share options.

Contractual Obligations

The following table sets forth our contractual obligations including interest payment, if applicable, as of September 30, 2025 (in thousands):

	Payment Due by Period
		Less than 1
	Total	year	1-3 years	4-5 years	More than 5 years
Operating lease obligations (1)	1,515	149	1,144	89	133
Contingent earn-out consideration (2)	2,723	928	1,795	—	—
Total	4,238	1,077	2,939	89	133

Notes:

(1)	We lease facilities and offices under non-cancelable operating lease agreements.
(2)	Maximum amount of contingent earn-out consideration payable over the next two years associated with our acquisition of TBI on May 1, 2025.

Capital Expenditures

We made capital expenditures of $0.3 million and $0.9 million for the nine months ended September 30, 2024 and 2025, respectively. Our capital expenditures for the nine months ended September 30, 2025 were primarily used for the purchase of a domain name, computers and furniture. Capital expenditures for the nine months ended September 30, 2024 were primarily used for the purchase of the computers.

Research and Development, Patents, and Licenses, etc.

Research and Development

Our research and development efforts focus on developing and improving the scalability, features and functions of our SaaS services, including the compilation and use of data to increase automation of our services and enhance the customer experience. We have a large team of approximately 400 engineers and developers as of September 30, 2025, accounting for approximately 58% of our employees as of that date. Most of our engineers and developers are based at our subsidiary offices in China.

Our research and development personnel support all areas of our business, mainly focusing on the improvement and enhancement of our SaaS businesses, Lofty and Trucker Path. Our research and development personnel also focus on enhancing the user experience through commonly used user interfaces, including mobile apps, and ensuring our products are fully compatible with the latest mobile operating systems such as iOS, Android, and Windows. In 2024, with the acquisition of TLP by Lofty, we expect to increasingly invest in developing Lofty products to serve property managers and landlords. We periodically shift the priorities of our research and development personnel to ensure we continually develop new products and services to extend our customer reach and meet the needs of our user base and customers.

Our research and development expenses primarily include salaries and benefits for our research and development personnel. We incurred US$13.8 million and US$18.5 million of research and development expenses for the nine months ended September 30, 2024 and 2025, respectively.

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

We have 77 trademarks and one copyright as of September 30, 2025. Our employees sign confidentiality and non-compete agreements when hired.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2025 that are reasonably likely to have a material adverse effect on our revenues, income, profitability, liquidity or capital resources, or that would cause the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our Critical Accounting Policies and Estimates disclosed therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information specified under this item.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective, due to the three material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting

During the year ended December 31, 2024, our management identified three material weaknesses in our internal control over financial reporting, which remain unremediated as of September 30, 2025, as follows:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

We are eligible to voluntarily suspend our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have determined to suspend our reporting obligations under the Exchange Act and expect to suspend such reporting soon after the filing of this Quarterly Report on Form 10-Q.

As noted in the Offer to Purchase dated September 3, 2025, as supplemented, for our tender offer (the “Offer”) for our Class A ordinary shares (including Class A ordinary shares represented by ADSs), our Class A ordinary shares and ADSs are held of record by less than 300 persons. As a result, we are eligible to voluntarily suspend our reporting obligations under the Exchange Act. We have determined to suspend our reporting obligations under the Exchange Act and expect to suspend such reporting soon after the filing of this Quarterly Report on Form 10-Q. We intend to file a Form 15 with the Securities and Exchange Commission soon after the filing of this Quarterly Report on Form 10-Q, at which time we anticipate that our obligation to file periodic reports under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K will be suspended, and that all requirements associated with being an Exchange Act-registered company, including the requirement to file current and periodic reports, will terminate 90 days thereafter. Accordingly, there will be significantly less information regarding us available to shareholders and potential investors.

Following such suspension of reporting obligations, it could become more difficult to dispose of, or obtain accurate price quotations for, our ordinary shares and/or ADSs, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our ordinary shares to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share Repurchase Program

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

The following table presents information with respect to the Company’s repurchases of ADSs (each representing 45 of our Class A ordinary shares) during the quarter ended September 30, 2025:

			Approximate Dollar
			Value of ADSs That	Approximate Dollar
			Purchased as	Value of ADSs That
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	ADSs Purchased	Per ADS	Programs	the Programs
Periods
July 2025
Open market purchases	9,672	$1.26	$13	$3,055
August 2025
Open market purchases	2,488	$1.81	$5	$3,050
Total	12,160		$18

Tender Offer

On September 3, 2025, we commenced a cash tender offer to repurchase up to 225,000,000 Class A ordinary shares, including Class A ordinary shares represented by ADSs, at a price of $3.00/45 per Class A ordinary share (or $3.00 per ADS) (such cash tender offer, the “Offer”). On October 3, 2025, we announced the final results of the Offer. A total of 85,065,660 Class A ordinary shares (including Class A ordinary shares represented by ADSs) were validly tendered and accepted for purchase for an aggregate consideration of approximately $5.7 million, excluding related fees and expenses. The repurchased shares represented approximately 13.0% of our outstanding Class A ordinary shares and 10.3% of our total share capital at that time. Payment for the accepted shares was made on October 6, 2025.

The following table sets forth information regarding repurchases of our Class A ordinary shares (including Class A ordinary shares represented by ADSs) effectuated under Company tender offers during the three months ended September 30, 2025:

				Aggregate Dollar
				Amount of Shares
				Accepted for
				Repurchase
Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased	(in thousands)
September 3, 2025	September 30, 2025	$3.00/45 per Class A ordinary share (or $3.00 per ADS)	85,065,660 Class A ordinary shares	$5,671

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2025, none of our company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant	10-Q	001-35147	3.1	8/14/2023

10.1#	Loan Agreement, dated as of September 11, 2025, by and among Moatable US Holdco, Inc., Lofty, Inc. and Trucker Path, Inc., as borrowers, and PNC Bank, National Association, as the lender party thereto	8-K	001-35147	10.1	9/12/2025

10.2	Line of Credit Note, dated as of September 11, 2025, by and among Moatable US Holdco, Inc., Lofty, Inc. and Trucker Path, Inc., as borrowers, and PNC Bank, National Association, as the lender party thereto	8-K	001-35147	10.2	9/12/2025

10.3#	Pledge Agreement, dated as of September 11, 2025, by and among Moatable US Holdco, Inc., Trucker Path, Inc. and PNC Bank, National Association	8-K	001-35147	10.3	9/12/2025

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					*
*	Filed herewith.
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

Moatable, Inc.

Dated: November 14, 2025	By:	/s/ Joseph Chen
Joseph Chen
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ Scott Stone
Scott Stone
Chief Financial Officer (Principal Financial and Accounting Officer)